Form 10KSB40
period 2000-12-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2001-05-01
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

Commission File Number 333-45464


                        MEDICAL CAPITAL MANAGEMENT, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                          88-0473359
        ------------------------                             -------------------
        (State of incorporation)                               (I.R.S. Employer
                                                             Identification No.)

             5190 Neil Road
              Reno, Nevada                                           89502
----------------------------------------                      ------------------
(Address of principal executive offices)                          (Zip Code)


                   Issuer's telephone number: (775) 825-8822

     Securities registered under to Section 12(b) of the Exchange Act: None

     Securities registered under to Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: None

     All of the issuer's common equity is held by affiliates.

     As of April 25, 2001, the issuer had 2,000 shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

   IN ACCORDANCE WITH RULE 15d-2 UNDER THE EXCHANGE ACT, THIS REPORT CONTAINS ONLY FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                    PART F/S

1. FINANCIAL STATEMENTS. See Index to Financial Statements on page F-1 of this Report.

2. FINANCIAL STATEMENT SCHEDULES. See Index to Financial Statements on page F-1 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDICAL CAPITAL MANAGEMENT, INC.


Date:  April 30, 2001                    By /s/ Sidney M. Field
                                            ------------------------------------
                                            Sidney M. Field, President,
                                            Chief Executive Officer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 30, 2001                     By /s/ Sidney M. Field
                                            ------------------------------------
                                            Sidney M. Field, President,
                                            Chief Executive Officer and Director


Date: April 30, 2001                     By /s/ Alan Meister
                                            ------------------------------------
                                            Alan Meister, Treasurer and Chief
                                            Accounting Officer (Chief Financial
                                            Officer)


Date: April 30, 2001                     By /s/ Joseph J. DioGuardi
                                            ------------------------------------
                                            Joseph J. DioGuardi, Director


Date: April 30, 2001                     By /s/ Lawrence J. Edwards
                                            ------------------------------------
                                            Lawrence J. Edwards, Director


Date: April 30, 2001                     By /s/ Joseph J. Lampariello
                                            ------------------------------------
                                            Joseph J. Lampariello, Director


Date: April 30, 2001                     By /s/ Gary L. Nielsen
                                            ------------------------------------
                                            Gary L. Nielsen, Director


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.


     The Issuer did not send any annual reports or proxy statements to security holders during the fiscal year ended December 31, 2000.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                 F-2

FINANCIAL STATEMENTS:
  Balance Sheet                                                              F-3
  Statement of Operations                                                    F-4
  Statement of Stockholder's Equity                                          F-5
  Statement of Cash Flows                                                    F-6
  Notes to Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Medical Capital Management, Inc.
Anaheim, California

We have audited the accompanying balance sheet of Medical Capital Management, Inc., (a development stage enterprise) as of December 31, 2000, and the related statements of operations, stockholder's equity and cash flows for the period from inception of operations on August 4, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Capital Management, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from inception of operations on August 4, 2000 to December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 2, 2001

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        BALANCE SHEET - DECEMBER 31, 2000

                                     ASSETS
CURRENT ASSETS -
  cash                                                                   $   100

DEFERRED OFFERING COSTS                                                   86,808
                                                                         -------

                                                                         $86,908
                                                                         =======
                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES -
  accrued expenses - due to parent                                       $86,808

STOCKHOLDER'S EQUITY:
  Preferred stock; $0.01 par value, 10,000 shares
    authorized, no shares issued and outstanding             $    --
  Common stock; $0.01 par value, 10,000 shares
    authorized, 1,000 shares issued and outstanding               10
  Additional paid-in capital                                      90
  Deficit accumulated during development stage                    --
                                                             -------
          Total stockholder's equity                                         100
                                                                         -------

                                                                         $86,908
                                                                         =======

                See accompanying notes to financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

NET REVENUES                                                           $      --

COST OF REVENUES                                                              --
                                                                       ---------

GROSS PROFIT                                                                  --

OPERATING EXPENSES                                                            --
                                                                       ---------

NET INCOME                                                             $      --
                                                                       =========

NET INCOME PER SHARE - BASIC AND DILUTED                               $    0.00
                                                                       =========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK EQUIVALENTS                        1,000
                                                                       =========

                 See accompanying notes to financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF STOCKHOLDER'S EQUITY

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

                                                                           Deficit
                                                                         accumulated
                                          Common stock      Additional      during         Total
                                       ------------------     paid-in    development   stockholder's
                                       Shares      Amount     capital       stage         equity
                                       ------      ------     -------       -----         ------
Issuance of common stock at
  inception on August 4, 2000          1,000       $   0       $  90        $  --         $ 100

Net income for the period from
  inception on August 4, 2000 to
  December 31, 2000                       --          --          --           --            --
                                       -----       -----       -----        -----         -----
Balance at December 31, 2000           1,000       $  10       $  90        $  --         $ 100
                                       =====       =====       =====        =====         =====

                 See accompanying notes to financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net income                                                             $    --

CASH FLOWS PROVIDED BY FINANCING ACTIVITY -
  proceeds from issuance of common stock                                     100
                                                                         -------

NET INCREASE IN CASH                                                         100
CASH, beginning of period                                                     --
                                                                         -------

CASH, end of period                                                      $   100
                                                                         =======
Supplemental disclosure of non-cash financing activity -
  due to parent for deferred offering costs incurred                     $86,808
                                                                         =======

                 See accompanying notes to financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

     The Company was organized on August 4, 2000, under the laws of the State of Delaware. The Company currently has no operations and in accordance with Statement of Financial Accounting Statement No. 7, is considered a development stage company.

     The Company is a wholly owned subsidiary of Medical Capital Holdings, Inc. (Parent).

BUSINESS ACTIVITY:

     The Company was formed primarily to acquire healthcare receivables. The Company will acquire these receivables at a discount to the face amount of the receivable, and then attempt to collect the full face amount of the receivable, and retain any profit resulting from the difference, at a predetermined rate of profit from the receivables. As of December 2000, the Company has not entered into any agreements or arrangements to acquire receivables from identified providers.

USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH:

     EQUIVALENTS

     For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

                     See accompanying financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

INCOME TAXES:

     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.

NET LOSS PER SHARE:

     The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of diluted loss per share for the periods presented because the effect would reduce net loss per share.

(2)  STOCKHOLDER'S EQUITY:

     During August 2000, the Company issued 1,000 shares of its $0.01 par value common stock in consideration for $100 in cash.

(3)  RELATED PARTY TRANSACTIONS:

     Several affiliates that are wholly owned by the Parent will provide services to the Company. These related parties are as follows:

     The Company has entered into an Administrative Services Agreement with Medical Capital Corporation, Inc. who is an administrator in purchasing and monitoring healthcare receivables generated by all healthcare providers. Medical Capital Corporation, Inc. will be compensated for underwriting and administering the healthcare receivables that are purchased.

     Medical Tracking Services, Inc., will be compensated for servicing those receivables purchased.

                     See accompanying financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

(4)  THE OFFERING:

     The Company plans on offering $75,000,000 in principal amount of secured notes, to acquire healthcare receivables as filed on a registration statement with the Securities and Exchange Commission. The Company will sell the notes in incremental denominations of $1,000 (with a $5,000 minimum investment amount) on a continuous basis. The notes will be issued in book-entry form.

     Interest only will be paid on the notes monthly on the tenth day of the month to the holder of record as of the first day of the month preceding the month in which the payment date occurs. Interest will be paid without any compounding. Each class of notes will have a different maturity date and will accrue interest at different rates.

     The principal balance will be paid together with any unpaid interest of each note on the stated maturity date of that class, unless the note is paid sooner.

     The notes will be secured by the assets acquired using the proceeds from this offering or from the proceeds of the healthcare receivables previously pledged that are paid before the maturity of the notes. The Company will pay interest and principal primarily from proceeds of the assets pledged as collateral. These assets will consist of the insured portion of receivables arising from healthcare services provided by others and may consist of other operating or financial assets of companies related to the healthcare industry. Collateral other than healthcare receivables will be acquired for fair market value as determined in good faith by the board of directors from persons or entities that may or may not be affiliated with the Company.

     The Company will also pledge other security, including amounts held from time to time by Zions First National Bank, the trustee (i) in various accounts under the note agreement, (ii) the Company's rights under the agreements they use to acquire healthcare receivables, and (iii) the company's rights under lock box accounts where insurance payments on the healthcare receivables securing the notes are deposited directly by the healthcare providers or third parties required to pay the receivables.

     The Company will pledge the collateral to an independent trustee for the note holder's benefit. As the Company sells additional notes under the prospectus they will acquire additional collateral, which will also be pledged to the trustee. The pledged collateral will secure all of the notes, regardless of when the collateral was acquired or when the notes were issued. Although the collateral pledged will be acquired from the proceeds of the sale of the notes, or previously pledged healthcare receivables that are paid, the value of the collateral pledged can fluctuate and may at times be less than 100% of the outstanding principal amount of the notes. Also, because the Company will pledge assets other than healthcare receivables as notes are issued, the percentage of the collateral that consists of healthcare receivables can change over time.

     The Company plans on issuing additional series of notes in the future under the note agreement. The collateral securing the notes issued under the prospectus and the collateral acquired with the proceeds from additional series of notes may secure both the notes and the additional series of notes.

                     See accompanying financial statements.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         FROM INCEPTION OF OPERATIONS ON
                       AUGUST 4, 2000 TO DECEMBER 31, 2000

(5)  SIGNIFICANT AGREEMENTS:

     The Company has entered into Broker-Dealer Agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term is generally for one year.

                     See accompanying financial statements.