Form 10QSB
period 2001-03-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2001-05-14
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________.


                        Commission file number: 333-45464


                        MEDICAL CAPITAL MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             88-0473359
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                       5190 Neil Road, Reno, Nevada 89502
                    (Address of principal executive offices)


                    Issuer's telephone number: (775) 825-8822


     As of May 7, 2001, there were 2,000 shares of the registrant's sole class of common stock outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       2001              2000
                                                                     ---------        ---------
                                                                    (Unaudited)
ASSETS:
Current assets:
  Cash ................................................              $  96,101        $     100
  Medical receivables .................................                     --               --
  Prepaid trustee fee .................................                 42,562               --
  Prepaid commissions .................................                  1,418               --
  Due from Parent .....................................                 55,991               --
                                                                     ---------        ---------
       Total current assets ...........................                196,072              100

Deferred offering costs ...............................                135,674           86,808
                                                                     ---------        ---------
       Total assets ...................................              $ 331,746        $  86,908
                                                                     =========        =========

LIABILITIES AND  STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued expenses - due to Parent ....................              $      --        $  86,808
  Accrued expenses - trade ............................                  3,750               --
  Interest payable ....................................                    366               --
                                                                     ---------        ---------
       Total current liabilities ......................                  4,116           86,808

  Notes payable .......................................                 96,000               --
                                                                     ---------        ---------
       Total liabilities ..............................                100,116           86,808
                                                                     =========        =========

STOCKHOLDER'S EQUITY:
  Preferred stock - par value $.01 (10,000 shares
    authorized, no shares issued and outstanding) .....                     --               --
  Common stock - par value $.01 (10,000 shares
    authorized, 2,000 shares issued and outstanding) ..                     20               10
  Additional paid-in capital ..........................                250,000               90
  Deficit accumulated during development stage ........                (18,390)              --
                                                                     ---------        ---------
Total stockholder's equity ............................                231,630              100
                                                                     ---------        ---------
Total liabilities and stockholder's equity ............              $ 331,746        $  86,908
                                                                     =========        =========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                          For the period
                                                                                        since inception on
                                                          Three months ended March 31,    August 4, 2000
                                                          ----------------------------     to March 31,
                                                              2001           2000              2001
                                                            --------       --------          --------
                                                           (Unaudited)   (Unaudited)       (Unaudited)
REVENUES:
  Discount fees ..................................          $     --       $     --          $     --
                                                            --------       --------          --------
       Total revenues ............................                --             --                --

  Interest expense, net ..........................               365             --               365
                                                            --------       --------          --------
       Revenue, net of interest expense                         (365)            --              (365)
                                                            --------       --------          --------
OPERATING EXPENSES:
  Trustee fees ...................................            14,188             --            14,188
  Audit expense ..................................             3,750             --             3,750
  Commissions ....................................                87             --                87
                                                            --------       --------          --------
       Total operating expenses ..................            18,025             --            18,025
                                                            --------       --------          --------

NET INCOME (LOSS)                                           $(18,390)      $     --          $(18,390)
                                                            ========       ========          ========
Weighted average number of common shares
 outstanding - basic and diluted .................             1,333             --             1,125
                                                            ========       ========          ========
Net earnings (loss) per share of common stock -
 basic and diluted ...............................          $ (13.80)      $   0.00          $ (16.35)
                                                            ========       ========          ========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                          For the period
                                                                                        since inception on
                                                          Three months ended March 31,    August 4, 2000
                                                          ----------------------------     to March 31,
                                                              2001           2000              2001
                                                            --------       --------          --------
                                                           (Unaudited)   (Unaudited)       (Unaudited)
Cash flows used for operating activities:
  Net loss .........................................        $(18,390)     $     --          $(18,390)
    Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities
    Amortization of trustee fees and commissions ...          14,275            --            14,275

  Changes in assets and liabilities:
    Increase in accrued expenses ...................           4,116            --             4,116
                                                            --------      --------          --------

Net cash provided by operations ....................               1            --                 1

Cash flows from financing activities:
  Proceeds from issuance of debt ...................          96,000            --            96,000
   Proceeds from sale of common stock ..............              --            --               100
                                                            --------      --------          --------
Net cash provided by financing activities ..........          96,000            --            96,100
                                                            --------      --------          --------
Net increase (decrease) in cash ....................          96,001            --            96,101
Cash at beginning of year/period ...................             100            --                --
                                                            --------      --------          --------
Cash at end of year/period .........................        $ 96,101      $     --          $ 96,101
                                                            ========      ========          ========

Supplemental disclosure of non-cash financing
  activity - Sale of common stock to Parent,
  including deferred offering costs incurred ............................................. $ 249,920
                                                                                           ---------

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDER'S EQUITY
       FOR THE PERIOD SINCE INCEPTION ON AUGUST 4, 2000 TO MARCH 31, 2001

                                                                          Deficit
                                                                        accumulation
                                        Common stock      Additional       during          Total
                                     -----------------      paid-in      development    stockholders'
                                     Shares     Amount      capital         stage          equity
                                     ------     ------     ---------      ---------       ---------
Issuance of common stock at
  inception on August 4, 2000 ....    1,000     $  10      $      90      $      --       $     100

Net income for the period from
  inception on August 4, 2000
  to December 31, 2000 ...........       --        --             --             --              --
                                     ------     -----      ---------      ---------       ---------
Balance December 31, 2000 ........    1,000        10             90             --             100

Net loss for the three months
  ended March 31, 2001
  (Unaudited) ....................       --        --             --        (18,390)        (18,390)
Sale of common stock to Parent
  (Unaudited) ....................    1,000        10        249,910             --         249,920
                                     ------     -----      ---------      ---------       ---------
Balance March 31, 2001
  (Unaudited) ....................    2,000     $  20      $ 250,000      $ (18,390)      $ 231,630
                                     ======     =====      =========      =========       =========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPERATIONS OF THE COMPANY

ORGANIZATION:

Medical Capital Management, Inc. was incorporated in the state of Delaware on August 4, 2000. It maintains its executive office in Anaheim, California. As of the statement date, the Company is considered a developmental stage company in accordance with Statement of Financial Accounting Board Statement No. 7. The Company is wholly owned by Medical Capital Holdings, Inc. (Parent).

BUSINESS ACTIVITY:

The Company was organized to purchase the insured portion of medical receivables from medical providers including physicians, clinics, hospitals, nursing homes and other providers of medical services. The medical receivables are to be purchased at a discount to the full amount of the claim.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but may not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The audited financial statements for the period since inception on August 4, 2000 to December 31, 2000 was filed on May 1, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

USE OF ESTIMATES:

The preparation of financial statements requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH AND CASH EQUIVALENTS:

For the purposes of the statement of cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

DISCOUNTS EARNED ON MEDICAL RECEIVABLES:

Medical receivables are recorded at cost (original purchase price) to the Company, adjusted for the purchase discount and reserves to the estimated ultimate collectible amount. Discounts earned on medical receivables are recognized as revenue over the life of the receivable (which is generally 90 to 150 days) using a method that approximates the interest method. Receivable acquisition fees and the related costs are deferred and amortized over the life of the loan using a method that approximates the interest method.

RESERVE FOR LOSSES:

The reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of other receivables. Accordingly, loan loss charge-offs are not expected to be material to the Company's financial position or results of operations.

COMMISSIONS:

Commissions to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

At March 31, 2001 and December 31, 2000, the Company's financial instruments consist of cash and various payables. The carrying amounts reported in the balance sheet approximate fair value.

3. STOCKHOLDER'S EQUITY

During August 2000, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $100 in cash. As of March 31, 2001, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $249,920.

4. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

The Company has entered into an Administration Services Agreement with Medical Capital Corporation, who is the administrator in purchasing and monitoring healthcare receivables generated by all healthcare providers. Medical Capital Corporation will be compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services.

The Company has entered into a Master Servicing Agreement with Medical Tracking Services, Inc., who will be compensated for servicing the receivables that are purchased.

5. DEFERRED OFFERING COSTS

Deferred Offering Costs consist of costs incurred by the Parent for the Company's registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission, which was effective February 6, 2001.

6. NOTES PAYABLE

The Company  issues  secured  notes to acquire  healthcare  receivables  through
several   broker-dealers  as  filed  on  its  registration  statement  with  the
Securities and Exchange Commission. These notes consist of the following:

                RATE               MATURITY DATE             MARCH 31, 2001       DECEMBER 31, 1999
                ----               -------------             --------------       -----------------
Class A         9.00%        1 year from issuance date          $ 22,000                $ --
Class B         9.75%        2 years from issuance date           39,000                  --
Class C        10.25%        3 years from issuance date           35,000                  --
Class D        10.75%        4 years from issuance date               --                  --
                                                                --------                ----
                                                                $ 96,000                $ --
                                                                ========                ====

The maturities of notes payable as of March 31, 2001 are as follows:

                        2001           $     --
                        2002             22,000
                        2003             39,000
                        2004             35,000
                        2005                 --
                                       --------
                                       $ 96,000
                                       ========

7. INTEREST TO SECURED NOTEHOLDERS

Interest is paid monthly on all secured notes in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates.

8. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly.

9. INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes.

10. EARNINGS/(NET LOSS) PER SHARE

The Company computes net loss per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common equivalent shares outstanding during the period.

11. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of the broker-dealer agreements is generally for one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

The Company is a development stage company.

Revenues. The Company formally began operations after the registration statement relating to its public offering of secured notes was declared effective by the Securities and Exchange Commission on February 6, 2001, and has not purchased any medical receivables or earned any discount fees as of March 31, 2001.

Operating Expenses. Operating expenses consist of the amortization of the annual trustee fee of $56,750, paid by the Company's Parent, the amortization of (prepaid) commissions, and the accrual for audit fees. Deferred offering costs of $135,674 will be amortized over the life of the debt securities sold using the interest method starting in the second quarter.

Net Loss. The Company had a net loss of $18,390 for the three months ended March 31, 2001. The Company was formed on August 4, 2000, and accordingly, no quarterly financial information is presented for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, the Company received $96,000 in cash from the issuance of notes. These are the first initial funds obtained by the Company on its $75,000,000 public offering of secured notes. The Company will begin to purchase medical receivables when the funds provided by the issuance of these notes reaches an adequate level to maintain ongoing weekly purchases from providers.

Management believes current conditions of the stock exchanges and financial markets are expected to have a favorable impact on the issuance of the Company's secured notes due to the favorable and fixed interest rates offered.

Initial accounting and legal costs of $193,929 were paid for by the Parent, Medical Capital Holdings, Inc., and was part of the Company's capitalization of $250,020 by its Parent. The remaining $55,991 is a receivable due from its Parent. It is anticipated there will be some additional accounting and legal costs.

The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

FUTURE PLAN OF OPERATIONS

Our primary focus over the course of the next twelve months will be concentrated on building a portfolio of healthcare receivables purchased from healthcare providers. Generally, we will limit our purchase of healthcare receivables to obligations of commercial insurance carriers and debts guaranteed by a state or the United States government, including Medicare and Medicaid. We will purchase the receivables from our affiliated companies and other third parties. In addition, our efforts will be directed to identifying prospective "target" businesses for acquisition, with an emphasis on businesses in the healthcare industry located in the United States. While we may, under some circumstances, seek to make business combinations with more than one target business, as a result of our limited resources, we will likely have the ability to acquire only a single business over the next year. We have not identified a target business but remain open to identifying and selecting a prospective target business. However, we will only acquire another business if it satisfies our fair market value tests and strategically fits with our long-term growth plan.

We were recently formed to initiate the process of raising funds to start our proposed business. All activity to date has been related to our formation and proposed financing, all of which has been funded by our parent corporation, Medical Capital Holdings. Our ability to commence operations depends upon us obtaining adequate financial resources through the offering of our notes. We will use the net proceeds from the note offering, together with the income and interest earned on those proceeds, to purchase healthcare receivables, structure and consummate a business acquisition and pay interest due under the terms of the notes.

Our management will primarily be the officers and employees of Medical Capital Corporation. Therefore, their respective salaries and benefits currently paid by Medical Capital Corporation will be allocated and paid by us on a pro-rata share based upon their time devoted to our business. We expect our operating expenses will be minimal each month and will be reimbursed from the net offering proceeds or from cash flow generated from our operations. The non-employee directors serving on our board of directors will be paid annual retainer fees and quarterly meeting fees, which we believe to be at minimal costs to us.

Medical Capital Holdings has substantial experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables. We intend to use the services and expertise of Medical Capital Holdings and its subsidiaries to purchase a portfolio of healthcare receivables. We have entered into contracts with Medical Capital Corporation and Medical Tracking Services, affiliated companies, to provide the appropriate system for purchasing and tracking our healthcare receivables. Reimbursement for these services has been established at prevailing market rates for comparable services of this nature.

Our future performance and growth potential will be impacted by our ability to identify, evaluate and successfully acquire a business in the healthcare industry. It is highly likely that we will not have the resources to consummate more than one business acquisition over the next twelve months. Therefore, the lack of diversification in our operations may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a material adverse impact upon our operations.

There can be no assurance that we will be able to successfully purchase healthcare receivables and/or acquire a business which generates significant revenues or achieves a level of profits which will permit us to pay the interest and principal payments on the notes when due. We believe additional sources of cash may be required in connection with the acquisition of a business. We believe that the general and administrative expenses of our operations will be minimal and the cash available from the net offerings proceeds will be sufficient to fund these expenses.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words like "believes," "could," "possibly," "anticipates," "estimates," "projects," "expects," "may," "will," "should," "intend," "plan," "consider" or the negative of these expressions or other variations, or by discussions of strategies that involve risks and uncertainties. We based these forward looking statements on our current expectations and projections about future events and information currently available to us. Although we believe that the assumptions for these forward looking statements are reasonable, any of the assumptions could prove to be inaccurate. Our actual results could differ materially from those anticipated in the forward looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     On March 30, 2001, the Registrant sold 1,000 shares of its common stock, par value $.01 per share to its parent company, Medical Capital Holdings, Inc. The shares were sold for $249.92 per share, for an aggregate purchase price of $249,920. The sale of these securities did not involve an underwriter and were sold in a transaction exempt from registration under the Securities Act of 1933 under Section 4(2), transactions not involving a public offering. The facts that the Registrant relied upon to claim the exemption were that the securities were only offered and sold to one person.

     On February 6, 2001, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2, File No. 333-45464, effective. Shortly thereafter, the Registrant commenced the public offering of its Redeemable Secured Notes, Series I (the "Notes"). As of March 31, 2001, the Registrant had sold $96,000 in aggregate principal amount of Notes. The Registrant's offering of Notes is currently ongoing. As of March 31, 2001, the Registrant has received net proceeds from the offering of Notes in the amount of $94,495, net of sales commissions of $1,505. The Registrant is currently holding these net proceeds and intends to use them to purchase healthcare receivables.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

          EXHIBIT NO.                         DESCRIPTION
          -----------                         -----------
             4.01 Amended and Restated Note Issuance and Security Agreement dated as of February 15, 2001, between Medical Capital Management, Inc. and Zions First National Bank as trustee. (Incorporated by reference to the Registrants Current Report on Form 8-K, dated February 15, 2001, as filed with the Securities and Exchange commission).

     (b) During the quarter ended March 31, 2001, the Registrant filed the following report on Form 8-K:

          Form 8-K dated February 15, 2001, filed February 16, 2001, reporting the Amended and Restated Note Issuance and Security Agreement dated as of February 15, 2001, between the Registrant and Zions First National Bank as trustee, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL CAPITAL MANAGEMENT, INC.


Date: May 14, 2001                      By /s/ Sidney M. Field
                                          --------------------------------------
                                          Sidney M. Field, President, Chief
                                          Executive Officer and Director


Date: May 14, 2001                      By /s/ Alan Meister
                                          --------------------------------------
                                          Alan Meister, Treasurer and Chief
                                          Accounting Officer (Chief Financial
                                          Officer)