Form 10QSB
period 2001-06-30
MEDICAL CAPITAL MANAGEMENT INC
filed 2001-08-14
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     As of July 31, 2001, there were 2,000 shares of the registrant's sole class of common stock outstanding.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                        June 30,        December 31,
                                                                          2001             2000
                                                                       ---------         ---------
                                                                      (Unaudited)
ASSETS:
Current assets:
  Cash ............................................................    $ 473,106         $     100
  Medical receivables .............................................           --                --
  Prepaid trustee fee .............................................       28,375                --
  Prepaid commissions .............................................       29,993                --
  Due from Parent .................................................           --                --
                                                                       ---------         ---------
         Total current assets .....................................      531,474               100

   Deferred offering costs ........................................      224,480            86,808
                                                                       ---------         ---------
         Total assets .............................................    $ 755,954         $  86,908
                                                                       =========         =========

LIABILITIES AND  STOCKHOLDER'S EQUITY
Current liabilities:
  Accrued expenses - due to Parent ................................    $      --         $  86,808
  Accrued expenses - trade ........................................       11,750                --
  Interest payable ................................................        7,485                --
                                                                       ---------         ---------
         Total current liabilities ................................       19,235            86,808

   Notes payable ..................................................      576,000                --
                                                                       ---------         ---------
         Total liabilities ........................................      595,235            86,808
                                                                       =========         =========

STOCKHOLDER'S EQUITY:
  Preferred stock - par value $.01 (10,000 shares authorized,
   no shares issued and outstanding) ..............................           --                --
  Common stock - par value $.01 (10,000 shares authorized,
   2,000 shares issued and outstanding) ...........................           20                10
  Additional paid-in capital ......................................      250,000                90
  Deficit accumulated during development stage ....................      (89,301)               --
                                                                       ---------         ---------
         Total stockholder's equity ...............................      160,719               100
                                                                       ---------         ---------
         Total liabilities and stockholder's equity ...............    $ 755,954         $  86,908
                                                                       =========         =========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS




                                                                                                            For the period
                                                Six months ended June 30,   Three months ended June 30,   since inception on
                                                -------------------------   ---------------------------    August 4, 2000 to
                                                  2001             2000        2001              2000        June 30, 2001
                                                --------         --------    --------          --------      -------------
                                               (Unaudited)      (Unaudited) (Unaudited)       (Unaudited)      (Unaudited)
REVENUES:
  Discount fees .............................   $     --         $     --    $     --          $     --         $     --
                                                --------         --------    --------          --------         --------
      Total revenues ........................         --               --          --                --               --

  Interest expense, net .....................     11,555               --      11,190                --           11,555
                                                --------         --------    --------          --------         --------
      Revenue, net of interest expense ......    (11,555)              --     (11,190)               --          (11,555)
                                                --------         --------    --------          --------         --------
OPERATING EXPENSES:
  Trustee fees ..............................     28,375               --      14,187                --           28,375
  Directors' fees ...........................     22,000               --      22,000                --           22,000
  Printing ..................................     12,499               --      12,499                --           12,499
  Professional services .....................     10,230               --       6,480                --           10,230
  Travel and entertainment ..................      3,257               --       3,257                --            3,257
  Commissions ...............................        962               --         875                --              962
  Other .....................................        423               --         423                --              423
                                                --------         --------    --------          --------         --------
      Total operating expenses ..............     77,746               --      59,721                --           77,746
                                                --------         --------    --------          --------         --------

NET INCOME (LOSS) ...........................   $(89,301)        $     --    $(70,911)         $     --         $(89,301)
                                                ========         ========    ========          ========         ========
Weighted average number of common
shares outstanding - basic and diluted ......      1,500               --       2,000                --            1,300
                                                ========         ========    ========          ========         ========
Net earnings (loss) per share of common .....   $ (59.53)        $   0.00    $ (35.46)         $   0.00         $ (68.69)
                                                ========         ========    ========          ========         ========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                         For the period
                                                           Six months ended June 30,   since inception on
                                                           ------------------------     August 4, 2000 to
                                                              2001           2000         June 30, 2001
                                                           ---------      ---------       -------------
                                                          (Unaudited)    (Unaudited)      (Unaudited)
Cash flows used for operating activities:
  Net loss .............................................   $ (89,301)     $      --        $ (89,301)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Change in deferred offering costs ..................    (137,672)            --         (224,480)
    Change in trustee fees and commissions .............     (58,368)            --          (58,368)

  Changes in assets and liabilities:
    Increase in accrued expenses .......................     (67,573)            --           19,235
                                                           ---------      ---------        ---------

Net cash provided by operations ........................    (352,914)            --         (352,914)

Cash flows from financing activities:
  Proceeds from issuance of debt .......................     576,000             --          576,000
  Proceeds from sale of common stock ...................     249,920             --          250,020
                                                           ---------      ---------        ---------
Net cash provided by financing activities ..............     825,920             --          826,020
                                                           ---------      ---------        ---------
Net increase (decrease) in cash ........................     473,006             --          473,106
Cash at beginning of year/period .......................         100             --               --
                                                           ---------      ---------        ---------
Cash at end of year/period .............................   $ 473,106      $      --        $ 473,106
                                                           =========      =========        =========

Supplemental disclosure of cash flow items:
  Income taxes paid ....................................          --             --               --
  Interest paid ........................................       6,285             --            6,285

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDER'S EQUITY
        FOR THE PERIOD SINCE INCEPTION ON AUGUST 4, 2000 TO JUNE 30, 2001


                                                                                          Deficit
                                                                                       accumulation
                                                       Common stock       Additional      during         Total
                                                   ---------------------   paid-in     development   stockholders'
                                                   Shares        Amount    capital        stage          equity
                                                   -------     ---------  ---------     ---------      ---------
Issuance of common stock at inception on
 August 4, 2000 .................................    1,000       $  10    $      90     $      --      $     100

Net income for the period from inception on
 August 4, 2000 to December 31, 2000 ............       --          --           --            --             --
                                                   -------       -----    ---------     ---------      ---------
Balance December 31, 2000 .......................    1,000          10           90            --            100

Sale of common stock to Parent on
 March 31, 2001 (Unaudited) .....................    1,000          10      249,910            --        249,920

Net loss for the six months ended
 June 30, 2001 (Unaudited) ......................       --          --           --       (89,301)       (89,301)
                                                   -------       -----    ---------     ---------      ---------
Balance June 30, 2001 (Unaudited) ...............    2,000       $  20    $ 250,000     $ (89,301)     $ 160,719
                                                   =======       =====    =========     =========      =========

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. OPERATIONS OF THE COMPANY

ORGANIZATION:

Medical Capital Management, Inc. was incorporated in the state of Delaware on August 4, 2000. It maintains its corporate office in Anaheim, California. As of the statement date, the Company is considered a developmental stage company in accordance with Statement of Financial Accounting Board Statement No. 7. The Company is wholly owned by Medical Capital Holdings, Inc. (Parent).

BUSINESS ACTIVITY:

The Company was organized to purchase the insured portion of medical receivables from medical providers including physicians, clinics, hospitals, nursing homes and other providers of medical services. The medical receivables are to be purchased at a discount to the full amount of the claim.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but may not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The audited financial statements for the period since inception on August 4, 2000 to December 31, 2000 were filed on May 1, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

DISCOUNTS EARNED ON MEDICAL RECEIVABLES:

Medical receivables are recorded at cost when purchased by the Company. Gross receivables are adjusted to cost for the purchase discount and reserves based on the estimated ultimate collectible amount due to the Company. Discounts on medical receivables are recognized as earned in accordance with applicable generally accepted accounting principles.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS:

At June 30, 2001 and December 31, 2000, the Company's financial instruments consist of cash and various payables. The carrying amounts reported in the balance sheet approximate fair value.

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

3. DEFERRED OFFERING COSTS

Deferred Offering Costs consist of costs incurred for the Company's registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission, which was effective February 6, 2001. These costs will be amortized over the offering period of the securities.

4. NOTES PAYABLE

The Company  issues  secured  notes to acquire  healthcare  receivables  through
several   broker-dealers  as  filed  on  its  registration  statement  with  the
Securities and Exchange Commission. These notes consist of the following:

          RATE          MATURITY DATE          JUNE 30, 2001   DECEMBER 31, 2000
          ----          -------------          -------------   -----------------

Class A   9.00%   1 year from issuance date       $199,000          $    --
Class B   9.75%   2 years from issuance date       242,000               --
Class C  10.25%   3 years from issuance date       110,000               --
Class D  10.75%   4 years from issuance date        25,000               --
                                                  --------          -------
                                                  $576,000          $    --
                                                  ========          =======

The maturities of notes payable as of June 30, 2001 are as follows:

              2001              $     --
              2002               199,000
              2003               242,000
              2004               110,000
              2005                25,000
                                --------
                                $576,000
                                ========

5. INTEREST TO SECURED NOTEHOLDERS

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates.

6. STOCKHOLDER'S EQUITY

During August 2000, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $100 in cash. As of March 31, 2001, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $249,920.

7. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

The Company has entered into an Administrative Services Agreement with Medical Capital Corporation, who is the administrator in purchasing and monitoring healthcare receivables generated by all healthcare providers. Medical Capital Corporation will be compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services.

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

10. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of the broker-dealer agreements is generally for one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001

The Company is a development stage company.

Revenues. The Company formally began operations after the registration statement relating to its public offering of secured notes was declared effective by the Securities and Exchange Commission on February 6, 2001, and has not purchased any medical receivables or earned any discount fees as of June 30, 2001. The Company will start to purchase receivables in the third quarter, and revenues will begin to be booked.

Operating Expenses. Initial operating expenses consist of the amortization of the annual trustee fee of $56,750, the amortization of (prepaid) commissions, the accrual for audit fees, and other operating fees. Deferred offering costs of $224,480 will be amortized over the offering period beginning after the Company's initial purchase of receivables. Total operating expenses were $77,746 and $59,721 for the six and three months ended June 30, 2001 respectively.

Net Loss. The Company had a net loss of $89,301 for the six months ended June 30, 2001, and $70,911 for the three months ended June 30, 2001. These losses are the results of expenses incurred prior to the Company beginning its purchase operations and booking related revenue streams. The Company was formed on August 4, 2000, and accordingly, no quarterly financial information is presented for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months of 2001, the Company received $576,000 in cash from the issuance of notes. As of July 31, 2001, the Company has received over $2 million from the sale of its notes. These are the first initial funds obtained by the Company on its $75,000,000 public offering of secured notes. The Company will begin to purchase medical receivables when the funds provided by the issuance of these notes reaches an adequate level to maintain ongoing weekly purchases from providers. This level will be reached in the third quarter of 2001.

Management believes current conditions of the stock exchanges and financial markets are expected to have a favorable impact on the issuance of the Company's secured notes due to the favorable and fixed interest rates offered on its notes.

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

Our management consists of officers and employees of Medical Capital Corporation. Therefore, their respective salaries and benefits currently paid by Medical Capital Corporation will be allocated and paid by us on a pro-rata share based upon their time devoted to our business. We expect our operating expenses will be minimal each month and will be reimbursed from the net offering proceeds or from cash flow generated from our operations. The non-employee directors serving on our board of directors will be paid annual retainer fees and quarterly meeting fees, which we believe to be at minimal costs to us.

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

There can be no assurance that we will be able to successfully purchase healthcare receivables and/or acquire a business which generates significant revenues or achieves a level of profits which will permit us to pay the interest and principal payments on the notes when due. We believe additional sources of cash may be required in connection with the acquisition of a business. We believe that the general and administrative expenses of the Company's operations will be minimal and the cash available from the net offerings proceeds will be sufficient to fund these expenses.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On February 6, 2001, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2, File No. 333-45464, effective. Shortly thereafter, the Registrant commenced the public offering of its Redeemable Secured Notes, Series I (the "Notes"). As of June 30, 2001, the
Registrant had sold $576,000 in aggregate principal amount of Notes. The Registrant's offering of Notes is currently ongoing. As of June 30, 2001, the Registrant has received net proceeds from the offering of Notes in the amount of $549,295, net of sales commissions of $26,705. The Registrant is currently holding these net proceeds and intends to use them to purchase healthcare receivables. As of June 30, 2001, the Company had incurred $224,480 in deferred offering costs.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDICAL CAPITAL MANAGEMENT, INC.


Date: August 14, 2001             By /s/ Sidney M. Field
                                     ------------------------------------
                                     Sidney M. Field, President, Chief
                                     Executive Officer and Director


Date: August 14, 2001             By /s/ Alan Meister
                                     ------------------------------------
                                     Alan Meister, Treasurer and Chief
                                     Accounting Officer (Chief Financial
                                     Officer)