Form 10QSB
period 2001-09-30
MEDICAL CAPITAL MANAGEMENT INC
filed 2001-11-13
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from _________ to _________.


                        Commission file number: 333-45464


                        MEDICAL CAPITAL MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        88-0473359
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               3770 Howard Hughes Parkway, Las Vegas, Nevada 89109
                    (Address of principal executive offices)

                    Issuer's telephone number: (800) 824-3700

     As of October 31, 2001, there were 2,000 shares of the registrant's sole class of common stock issued and outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                                 BALANCE SHEETS

                                                                        September 30,    December 31,
                                                                            2001            2000
                                                                         -----------     -----------
                                                                         (Unaudited)
ASSETS:
Current assets:
  Cash and short-term investments ............................           $ 2,783,174     $       100
  Medical receivables ........................................            10,545,182              --
  Prepaid trustee fee ........................................                14,188              --
  Interest receivable on notes ...............................                29,457
  Notes receivable ...........................................             1,045,000
                                                                         -----------     -----------
       Total current assets ..................................            14,417,001             100
                                                                         -----------     -----------
       Total assets ..........................................           $14,417,001     $       100
                                                                         ===========     ===========

LIABILITIES AND  STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued expenses - due to Parent and affiliates ............           $    94,586     $    86,808
  Accrued expenses - trade ...................................                16,627              --
  Interest payable ...........................................               125,998              --
  Income taxes payable .......................................                41,633
  Notes payable - current ....................................             4,312,000
                                                                         -----------     -----------
       Total current liabilities .............................             4,590,844          86,808

Notes payable - long term, net of deferred offering
  costs of $204,472 and commissions of $588,708 ..............             5,498,820         (86,808)
                                                                         -----------     -----------
       Total liabilities .....................................            10,089,664               0
                                                                         ===========     ===========

STOCKHOLDER'S EQUITY:
  Preferred stock - par value $0.01 (10,000 shares
    authorized, no shares issued and outstanding) ............                    --              --
  Common stock - par value $0.01 (10,000 shares authorized,
    2,000 shares issued and outstanding) .....................                    20              10
  Additional paid-in capital .................................             4,250,000              90
  Retained earnings ..........................................                77,317              --
                                                                         -----------     -----------
       Total stockholder's equity ............................             4,327,337             100
                                                                         -----------     -----------
       Total liabilities and stockholder's equity ............           $14,417,001     $       100
                                                                         ===========     ===========

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                              STATEMENTS OF INCOME


                                                      Nine months ended             Three months ended
                                                        September 30,                  September 30,
                                                 --------------------------     --------------------------
                                                    2001            2000           2001            2000
                                                 ----------      ----------     ----------      ----------
                                                 (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
DISCOUNT REVENUES ...........................    $1,022,241      $       --     $1,022,241      $       --
                                                 ----------      ----------     ----------      ----------
  COST OF REVENUES -
    administration fees, related party              326,378              --        326,378              --
                                                 ----------      ----------     ----------      ----------
  GROSS PROFIT ..............................       695,863              --        695,863              --
                                                 ----------      ----------     ----------      ----------

OPERATING EXPENSES:
  Interest expense, net .....................       279,298              --        266,781              --
  Advertising ...............................       115,391              --        102,892              --
  Trustee fees ..............................        42,563              --         14,188              --
  Legal expenses ............................        38,816              --         38,816              --
  Professional services .....................        38,512              --         28,282              --
  Directors' fees ...........................        33,000              --         11,000              --
  Travel and entertainment ..................        16,634              --         13,377              --
  Service fees ..............................         9,458              --          9,458              --
  Other .....................................         3,241              --          2,818              --
                                                 ----------      ----------     ----------      ----------
       Total operating expenses .............       576,913              --        487,612              --
                                                 ----------      ----------     ----------      ----------

INCOME BEFORE TAXES .........................       118,950              --        208,251              --
                                                 ----------      ----------     ----------      ----------
Provision for income tax ....................        41,633              --         72,888              --
                                                 ----------      ----------     ----------      ----------
NET INCOME ..................................    $   77,317      $       --     $  135,363      $       --
                                                 ==========      ==========     ==========      ==========
Weighted average number of common
shares outstanding - basic and diluted                1,667              --          2,000              --
                                                 ==========      ==========     ==========      ==========
Net income per common share
  - basic and diluted
       ......................................    $    46.38      $     0.00     $    67.68      $     0.00
                                                 ==========      ==========     ==========      ==========

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS


                                                             Nine months ended September 30,
                                                             ------------------------------
                                                                 2001             2000
                                                             ------------    --------------
                                                             (Unaudited)       (Unaudited)
Cash flows used for operating activities:
  Net income ...........................................     $     77,317    $           --
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Amortization of deferred offering costs ............           67,666                --
    Change in trustee fees .............................          (14,188)               --
  Changes in assets and liabilities:
    Increase in accrued expenses .......................           24,405                --
    Increase income taxes payable ......................           41,633                --
                                                             ------------    --------------
Net cash provided by operations ........................          196,833                --
                                                             ------------    --------------
Cash flows used for investing activities:
  Increase in interest receivable ......................          (29,457)               --
  Increase in notes receivables ........................       (1,045,000)               --
                                                             ------------    --------------
Net cash used for investing activities .................       (1,074,457)               --
                                                             ------------    --------------
Cash flows from financing activities:
  Proceeds from issuance of debt, net ..................        9,829,962                --
  Proceeds from sale of common stock ...................          249,920                --
  Proceeds from paid-in capital ........................        4,000,000
  Increase in interest payable .........................          125,998                --
  Increase in medical receivables ......................      (10,545,182)               --
                                                             ------------    --------------
Net cash provided by financing activities ..............        3,660,698                --
                                                             ------------    --------------
Net increase in cash ...................................        2,783,074                --
Cash at beginning of year/period .......................              100                --
                                                             ------------    --------------
Cash at end of year/period .............................     $  2,783,174    $           --
                                                             ============    ==============
Supplemental disclosure of cash flow items:
  Income taxes paid ....................................               --                --
                                                             ------------    --------------
  Commissions paid .....................................          646,750                --
                                                             ------------    --------------
  Interest paid ........................................          219,095                --
                                                             ------------    --------------

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
     FOR THE PERIOD SINCE INCEPTION ON AUGUST 4, 2000 TO SEPTEMBER 30, 2001

                                                                      Common stock        Additional    Increase in      Total
                                                               ------------------------     paid-in       retained    stockholder's
                                                                 Shares        Amount       capital       earnings       equity
                                                               ----------    ----------    ----------    ----------    ----------
Issuance of common stock at
  inception on August 4, 2000 ..............................        1,000    $       10    $       90    $       --    $      100

Net income for the period from
  inception on August 4, 2000
  to December 31, 2000 .....................................           --            --            --            --            --
                                                               ----------    ----------    ----------    ----------    ----------
Balance - December 31, 2000 ................................        1,000            10            90            --           100
Sale of common stock to Parent on
  March 31, 2001 ...........................................        1,000            10       249,910            --       249,920
Paid in capital from Parent on August 29, 2001 .............                                4,000,000                   4,000,000
Net income for the nine months ended September 30, 2001 ....           --            --            --        77,317        77,317
                                                               ----------    ----------    ----------    ----------    ----------
Balance - September 30, 2001 (Unaudited) ...................        2,000    $       20    $4,250,000    $   77,317    $4,327,337
                                                               ==========    ==========    ==========    ==========    ==========

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPERATIONS OF THE COMPANY

ORGANIZATION:

Medical Capital Management, Inc. was incorporated in the state of Delaware on August 4, 2000. It maintains its corporate office in Anaheim, California. The Company is wholly owned by Medical Capital Holdings, Inc. (Parent).

BUSINESS ACTIVITY:

The Company was organized to purchase the insured portion of medical receivables from medical providers including physicians, clinics, hospitals, nursing homes and other providers of medical services. The medical receivables are purchased at a discount to the full amount of the claim. The Company also seeks other investments that will enhance its financial position.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but may not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

USE OF ESTIMATES:

The preparation of financial statements requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH AND CASH EQUIVALENTS:

For the purposes of the statement of cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less that are not securing any corporate obligations.

DISCOUNTS EARNED ON MEDICAL RECEIVABLES:

Medical receivables are recorded at cost when purchased by the Company. Gross receivables are adjusted to cost for the purchase discount and reserves based on the estimated ultimate collectible amount due to the Company. Discounts on medical receivables are recognized as earned in accordance with applicable generally accepted accounting principles.

RESERVE FOR LOSSES:

The reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of other receivables. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the nine months ended September 30, 2001 and 2000, no reserves for losses were needed.

COMMISSIONS:

Commissions to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding. For the nine months ended September 30, 2001, the Company paid and capitalized $646,751 in commissions, of which, $58,043 was amortized during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise indicated, the fair value of all reported assets (except for cash and short term investments which approximate fair value) and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For Federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated a share of the consolidated tax liability, estimated at 35% of net income before taxes.

3. NOTES RECEIVABLE

The Company entered into agreements with two medical providers whereby the Company provided loans, which are secured by real property. These notes receivables are as follows:

                                                             2001        2000
                                                          ----------   --------
Physican-Client, 18%, interest only
  paid monthly, due July 15, 2002                         $  300,000   $     --

Skilled Nursing Facility, 16%, interest
  only paid monthly, due September 18, 2002               $  745,000   $     --
                                                          ----------   --------
                                                          $1,045,000   $     --
                                                          ----------   --------

4. DEFERRED OFFERING COSTS

Deferred Offering Costs consist of costs incurred for the Company's registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission, which was effective February 6, 2001. These costs are amortized over the weighted term of the securities. As of September 30, 2001, the Company had incurred $272,138 in deferred offering costs, of which, the unamortized balance amounted to $204,472. Amortization expense amounted to $67,666 for the nine months ended September 30, 2001 and is included in the interest expense, net.

5. NOTES PAYABLE

The Company  issues  secured  notes to acquire  healthcare  receivables  through
several   broker-dealers  as  filed  on  its  registration  statement  with  the
Securities and Exchange Commission. These notes consist of the following:

                    RATE                  MATURITY DATE                SEPTEMBER 30, 2001    DECEMBER 31, 2000
                    ----                  -------------                ------------------    -----------------
Class A             9.00%           1 year from issuance date              $ 4,312,000             $  --
Class B             9.75%           2 years from issuance date               2,215,000                --
Class C            10.25%           3 years from issuance date               1,926,000                --
Class D            10.75%           4 years from issuance date               2,151,000                --
                                                                           -----------             -----
                                                                           $10,604,000             $  --
                                                                           ===========             =====

The maturities of notes payable as of September 30, 2001 are as follows:

                  2001           $            --
                  2002                 4,312,000
                  2003                 2,215,000
                  2004                 1,926,000
                  2005                 2,151,000
                                 ---------------
                                 $    10,604,000
                                 ===============

6. INTEREST TO SECURED NOTEHOLDERS

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates. On October 29, 2001, the Company's Board of Directors voted to lower the rates on its secured notes effective November 5, 2001 as follows: Class A to 8.00%; Class B to 8.75%; Class C to 9.25%; and Class D to 9.75%.

7. STOCKHOLDER'S EQUITY

During August 2000, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $100 in cash. As of March 31, 2001, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $249,920. On August 29, 2001, the Company received $4,000,000 in paid-in capital from its Parent.

8. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

The Company has entered into an Administrative Services Agreement with Medical Capital Corporation ("MCC"), who is the administrator in purchasing and monitoring healthcare receivables generated by all healthcare providers. Medical Capital Corporation will be compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services. As of September 30, 2001, the Company incurred $326,378 in administrative services provided by MCC.

The Company has entered into a Master Servicing Agreement with Medical Tracking Services, Inc. ("MTS"). MTS is compensated for servicing the receivables that are purchased. Services fees for the nine months ended September 30, 2001 were $9,458.

On August 29, 2001, the Company purchased medical receivables from its Parent with a book value of $9,386,309 in consideration of $4,546,861 in cash and $4,000,000 in paid-in capital with the balance of $839,448 recognized as discount revenue earned by the Company from the transaction.

9. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly.

10. EARNINGS/(NET LOSS) PER SHARE

The Company computes net earnings per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common equivalent shares outstanding during the period.

11. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of the broker-dealer agreements is generally for one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company was formed on August 4, 2000 and operations did not commence until the first quarter of 2001, therefore no quarterly financial information is presented for the nine and three months ended September 30, 2000.

Revenues.   The  Company   formally  began  operations  after  the  registration
statement, relating to its public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001. As of September 30, 2001, the Company has purchased medical receivables carrying an estimated realized value ("ENR") of $11,349,475 and earned discount fees of $1,022,241 on these purchases. The entire amount of these discount fees was earned in the third quarter of 2001.

Gross Profit. The gross profit during the nine and three months ended September 30, 2001 amounted to $695,863, which arose from discount revenues earned during the respective periods. The Company incurred $326,378 in administration service fees. These fees were based on a percentage of the discount fee earned.

Operating Expenses. The Company's total operating expenses for the nine months ended September 30, 2001 were $576,913. Expenses consisted primarily of $279,298 in interest expense, which consists of interest expense of $199,988 plus amortized commissions of $58,043 and amortized deferred offering cost of $67,666 less interest earned of $46,399. The Company also incurred $115,391 in advertising expense.

The total operating expenses for the three months ended September 30, 2001 were $487,612. Expenses consisted primarily of $266,781 of net interest expense and advertising expense of $102,892.

Net Income. The Company had a net income of $77,317 or basic and diluted net income per common share of $46.38 for the nine months ended September 30, 2001, and $135,363 or basic and diluted net income per common share of $67.68 for the three months ended September 30, 2001. The net income of the Company resulted primarily from the discount income earned of $839,448 on the purchase of medical receivables from its Parent which occurred on August 29, 2001. Along with the purchase of these receivables, the Company also purchased the related revenue streams of the related medical providers. Consequently, the Company expects its revenues and profits to continue to rise throughout the remainder of this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months of 2001, the Company received $10,604,000 in cash from the issuance of notes. As of October 19, 2001, the Company has received $12,861,000 from the sale of its notes. These are funds obtained by the Company on its $75,000,000 public offering of secured notes. In addition, the Company received $4,000,000 as paid-in capital from its Parent on August 29, 2001. During the first nine months of 2001, the Company had used $10,088,093 of these funds to purchase medical receivables and made secured loans to medical providers of $1,045,000. As of September 30, 2001, the Company maintained $2,783,174 in cash and short-term investments, which it seeks to ultilize in purchasing additional medical receivables and in the acquisition of other possible investments.

Management believes current conditions of the stock exchanges and financial markets are expected to have a favorable impact on the issuance of the Company's secured notes due to the favorable and fixed interest rates offered on its notes.

The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

FUTURE PLAN OF OPERATIONS

Our primary focus over the course of the next twelve months will be concentrated on building a portfolio of healthcare receivables purchased from healthcare providers. Our future performance and growth potential will be impacted by our ability to identify, evaluate and successfully acquire a business in the healthcare industry. Generally, we will limit our purchase of healthcare receivables to obligations of commercial insurance carriers and debts guaranteed by a state or the United States government, including Medicare and Medicaid. We also will purchase receivables from our affiliated companies as well as other third parties. In addition, our efforts will be directed to identifying prospective "target" businesses for acquisition, with an emphasis on businesses in the healthcare industry located in the United States. However, we will only acquire another business if it satisfies our fair market value tests and strategically fits with our long-term growth plan.

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

Due to numerous economic, competitive and regulatory risks, any or all of which may have a material adverse impact upon our operations, there can be no assurance that we will be able to successfully purchase healthcare receivables and/or acquire a business which generates significant revenues or achieves a level of profits which will permit us to pay the interest and principal payments on the notes when due. However, we believe cash available from the net offerings proceeds will be sufficient to fund all general and administrative expenses of the Company.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     On February 6, 2001, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2, File No. 333-45464, effective. Shortly thereafter, the Registrant commenced the public offering of its Redeemable Secured Notes, Series I (the "Notes"). As of September 30, 2001, the Registrant had sold $10,604,000 in aggregate principal amount of Notes. The Registrant's offering of Notes is currently ongoing. As of September 30, 2001, the Registrant has received net proceeds from the offering of Notes in the amount of $9,957,249 net of sales commissions of $646,751. The Registrant used $4,546,861 of these net proceeds to purchase healthcare receivables from its Parent. As of September 30, 2001, the Company had incurred $272,138 in deferred offering costs.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL CAPITAL MANAGEMENT, INC.


Date: November 9, 2001                  By /s/ Sidney M. Field
                                           -------------------------------------
                                           Sidney M. Field, President, Chief
                                           Executive Officer and Director


Date: November 9, 2001                  By /s/ Alan Meister
                                           -------------------------------------
                                           Alan Meister, Chief Accounting
                                           Officer (Chief Financial Officer)