Form 10KSB
period 2001-12-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2002-04-15
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________.

                        Commission file number: 333-45464

                        MEDICAL CAPITAL MANAGEMENT, INC.
                 (Name of small business issuer in its charter)

            Delaware                                             88-0473359
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

               3770 Howard Hughes Parkway, Las Vegas, Nevada 89109 (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: (800) 824-3700

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

State issuer's revenues for its most recent fiscal year: $ 1,645,912

All of the registrant's common equity is held by its parent company, Medical Capital Holdings, Inc. There is no public market for the registrant's common equity.

As of March 15, 2002, there were 2,000 shares of the registrant's sole class of common stock issued and outstanding.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

Medical Capital Management, Inc. (the "Company") was incorporated in the state of Delaware on August 4, 2000. It maintains its corporate office in Anaheim, California. The Company is wholly owned by Medical Capital Holdings, Inc. ("Parent").

The Company was formed to acquire healthcare receivables. An example of a healthcare receivable would be the accounts receivable of a doctor's office, or amounts owed to a doctor's office by its patients and their insurance companies for medical services performed by the doctors. The Company intends to acquire these healthcare receivables at a discount to the face amount of the receivable, or an amount that is less than what the Company believes to be the fully collectable amount of the receivable. It then attempts to collect the full face amount of the receivable and retain any profit resulting from the difference, or a predetermined rate of profit. The Company also intends to expand its business into areas related to the healthcare industry.

THE COMPANY'S AFFILIATES

While the Company has a limited operating history, it does have several experienced affiliates that have completed offerings of debt securities backed by healthcare receivables. Its affiliate, Medical Capital Corporation provides underwriting services to the Company in connection with its purchase of healthcare receivables, and its affiliate, Medical Tracking Services, Inc. acts as the servicer for these purchases. These affiliates will receive compensation from the Company for providing those services. From time to time throughout this report as the context requires, references to the Company include actions performed on behalf of the Company by these affiliates.

THE MEDICAL CAPITAL HOLDINGS GROUP

In addition to the Company, Medical Capital Holdings, Inc. has other active operating subsidiaries engaged in healthcare related businesses. These companies are often referred to collectively as the Medical Capital Holdings group. Medical Capital Holdings also has another operating subsidiary, The Sterling Bridge Group, Inc., which is an Internet Web-Site development and hosting company. The following chart shows the organization of Medical Capital Holdings and its active operating subsidiaries that are engaged in healthcare related businesses, including the Company:

    Individual            Medical Capital Holdings, Inc.
    Investors           /       (parent entity)
        |              /                       |
  0.03% Equity    99.97% Equity                | 100% Equity Ownership
   Ownership       Ownership                   |
        |           /        +-----------------+----------------+
        |          /         |                 |                |
        |         /          |                 |                |
    Medical Capital   Medical Capital  Medical Tracking    National Health
      Corporation     Management, Inc.  Services, Inc.   Benefits Corporation
    (Administrator)                       (Servicer)

MEDICAL CAPITAL HOLDINGS, INC. ("MCH"). Medical Capital Holdings is the Company's parent entity and acts as a holding company for its five major operating subsidiaries. Medical Capital Holdings has been in business since 1996. In addition to the active operating subsidiaries described above, Medical Capital Holdings owns various special purpose corporations that were formed for the specific purpose of acquiring various groups or pools of assets. These special purpose corporations do not have active business operations, other than holding those assets.

MEDICAL CAPITAL CORPORATION ("MCC"). Medical Capital Corporation acts as the administrator for all of the Company's receivable purchases and other lending transactions. Medical Capital Corporation essentially runs the business of the Company by administering its day to day operations, underwriting and originating its purchases of healthcare receivables, and performing marketing, sales and client support functions. Medical Capital Corporation primarily provides services to companies within the Medical Capital Holdings group. The Company compensates Medical Capital Corporation for underwriting and administering the healthcare receivables that it purchases.

Medical Capital Corporation has provided services as an administrator since 1994 and is experienced in purchasing and monitoring healthcare receivables generated by all types of healthcare providers. To date, Medical Capital Holdings, Inc. and subsidiaries have purchased over $748,000,000 in face amount of receivables.. Medical Capital Corporation's business is operated as a closely held company. Medical Capital Corporation generally charges companies in the Medical Capital Holdings group fees that represent the approximate cost to Medical Capital Corporation of providing services to the group. The Company believes that the fees MCC charges to companies within the Medical Capital Holdings group are similar to those that non-affiliated third parties would charge for providing the same services.

Medical Capital Corporation maintains an Internet website at http://www.medicalcapital.com. Medical Capital Corporation uses this website as a marketing tool and solicits the purchase of healthcare receivables from potential providers through the website. Because Medical Capital Corporation underwrites the healthcare receivables that the Company purchases, some of its purchases of receivables may be made from providers that Medical Capital Corporation solicits through its website. Medical Capital Corporation also underwrites purchases of healthcare receivables for other companies in the Medical Capital Holdings group, and to a limited extent, for companies outside the Medical Capital Holdings group. Medical Capital Corporation's website is not part of this report.

MEDICAL TRACKING SERVICES, INC. ("MTS"). MediTrak acts as the servicer for all of the Company's accounts receivable transaction data. MediTrak monitors, tracks and posts all asset purchases and collections. The Company compensates MediTrak for performing these services for the Company. MediTrak primarily provides services to companies within the Medical Capital Holdings group.

MediTrak has been facilitating the manual and electronic tracking of healthcare receivables since 1997. MediTrak's business is operated as a closely held company. MediTrak generally charges companies in the Medical Capital Holdings group fees for its services that represent the approximate cost to MediTrak for providing those services. The Company believes the fees MediTrak charges to companies within the Medical Capital Holdings group are similar to those that non-affiliated third parties would charge for providing the same services.

NATIONAL HEALTH BENEFITS CORPORATION ("NHBC"). NHBC provides medical healthcare claims processing, Preferred Provider Organization ("PPO") re-pricing and negotiated claims settlement services to insurance companies, third-party medical claims administrators and to companies that self-insure their medical claims. NHBC has been in business since 1987. NHBC does not actively purchase healthcare receivables and the Company does not anticipate that any services will be provided to it by NHBC.

BUSINESS OVERVIEW

The Company's primary business plan is to purchase healthcare provider accounts receivables at a discount to the face amount of the receivable. The Company then attempts to collect 100% of the account balance. The receivables generally are purchased from healthcare providers and other similar businesses, referred to as its sellers or providers. The Company relies on its affiliates to provide it the services required for the purchase, monitoring and administration of the receivables, such as servicing, underwriting, and acquisition services.

The Company's receivable purchases are generally limited to those having payors such as:

     *    Medicare;
     *    Medicaid;
     * other governmental agencies like Civilian Health and Medical Program of the Uniform Services (CHAMPUS);
     * commercial insurance companies with an established credit quality rating of A or better from A.M. Best or an equivalent rating by another recognized rating agency, like Standard & Poor's;
     *    casualty insurers;
     * other solvent payors, like managed care providers, preferred provider organizations and self-insured companies; and
     * other businesses that it determines on a case by case basis through the underwriting process to be of low risk.

An "A" credit rating for an insurance carrier means that the carrier has an excellent to superior ability to meet its obligations when due. A.M. Best publishes both a financial strength rating and a credit rating on more than 6,000 health, property and casualty insurance companies. Receivable purchases from insurance carriers are limited to those with an "A" or better credit rating because the Company believes insurance carriers with an "A" or better credit rating are more likely to pay a healthcare receivable on time.

The Company will only purchase the insured portion of an account receivable generated from patient services rendered by healthcare providers that meet the financial requirements and underwriting standards established by Medical Capital Corporation. Medical Capital Corporation has been using and continually refining these underwriting standards for over seven years. This process has been successful in purchasing receivables that are profitable since none of the companies in the Medical Capital Holdings group has experienced a net loss on the purchase of receivables from any one provider.

The underwriting department of Medical Capital Corporation uses credit criteria which is similar to that used by other similar lending institutions. The relevant operating, historical and financial data of prospective providers are reviewed to assess the financial risk involved in purchasing that prospective provider's healthcare receivables. The insured portion represents an obligation of third-party insurance companies, large corporations, state or federal government agencies, preferred provider organizations or health maintenance organizations. The Company will not purchase any portion of receivables that are self-pay. Self-pay relates to the portion of the receivable to be paid by an individual patient or other individual financially responsible for the patient.

The Company may also provide loans secured by equipment and real property to healthcare businesses that it believes to be financially viable and of low risk. From time to time, the Company may also purchase or invest in healthcare related businesses, like HMOs, preferred provider organizations, medical bill review companies and third-party administrators.

MEDICAL INDUSTRY BACKGROUND

According to news articles published daily and trade publications, the United States healthcare industry is undergoing rapid change. Due to the aging of the population, there is an increasing need for medical institutions. In recent years, according to reports issued by the U.S. Department of Health and Human Services, healthcare expenditures have increased at a rate approximately twice that of inflation. Due to the pressure from health insurance companies, corporations and government agencies to control these rising costs, a trend toward managed care has emerged. The Company believes the shift to managed care, coupled with the increasingly complicated reimbursement procedures implemented by payors of healthcare receivables, has made billing and collection efforts more difficult.

As discussed in recent articles in Healthcare Financial Management Association magazine, the ever increasing complex reimbursement procedures require employees with sophisticated knowledge of the billing and payment procedures of the United States government and each of the hundreds of different insurance carriers. For example, the average 300 bed hospital in the United States attempts to process approximately 4,000 claims, payments and eligibility inquiries on any given day. Many of these cases will be processed on paper, over the phone or not at all. As a result, the average collection time for most healthcare receivables is 60 to 90 days, which presents financial problems for many of the hospitals. Consequently, healthcare providers experience a substantially increased need for immediate cash flow to support not only daily operational expenses, but the additional expense required for billing and collection services. Billing statistics are published by Healthcare Financial Management Association on a monthly basis.

In order to improve collection efficiency, hospitals and other healthcare providers are forced to either out-source billing and collection or hire a number of highly skilled employees solely for this purpose. Despite these efforts, many providers often incur a significant loss due to their inability to effectively process large amounts of claim information in a timely manner. With payor reimbursement arrangements requiring increasingly more complex and lengthy procedures, the providers' revenue collection departments have become less able to timely process the claims due to their limited capacity. Improperly or incompletely submitted information will result in payment delays. Consequently, the Company believes a serious administrative and cash flow management problem exists for many healthcare providers, which are faced with numerous other expenses ranging from equipment and facility costs to payroll and liability insurance fees. In the new managed care environment, healthcare providers are forced to become more efficient business operators in order to remain profitable. The consequences of a provider's inability or unwillingness to adapt to these changes by using more sophisticated revenue collection systems causes a shift in financial risk for providing healthcare from the payor to the provider. The Company believes these providers have an increased need for predictable cash flow.

Businesses generally utilize working capital or accounts receivable financing to bridge the shortfall between the turnover of current assets and the maturity of current liabilities. A business will often experience this shortfall during periods of revenue growth because cash flow from new revenues lags behind cash outlays required to produce new revenues. For example, a growing labor intensive business will often need to fund payroll obligations before payments are received on new services provided or products produced. The Company believes that many healthcare providers have rapidly expanding businesses, and therefore require accounts receivable financing to fund their growth.

As a result of these developments, the Company believes financing or sale of healthcare receivables has become a more efficient solution to meet the cash flow needs of today's healthcare providers. The Company believes that there are several distinct trends that will continue to fuel the demand for and the dollar value of healthcare services in the United States and the demand for its services, including:

     * dramatic change driven by governmental and market forces which have put pressure on healthcare providers to reduce healthcare delivery costs and increase efficiency, often resulting in short-term working capital needs by these providers as their businesses grow;

     * favorable demographic trends, including both the general increase in the U.S. population and the aging of the U.S. population, which should increase the size of its principal target markets;

     * growth, consolidation and restructuring of fragmented sub-markets of the healthcare industry, including long-term care, home healthcare and physician services; and

     * advances in medical technology which have increased demand for healthcare services by expanding the types of diseases that can be effectively treated and by extending the population's life expectancy.

BUSINESS STRATEGY

Financial groups and various smaller financing companies provide financing through the purchase of receivables. However, most of these institutions have a minimum lending threshold of $5,000,000 in receivables when offering financing to provider groups. As a general matter, the Company believes these lenders typically have been less willing to provide financing to healthcare providers of the types it intends to serve because these lenders have not developed the healthcare industry expertise needed to underwrite receivables generated by smaller healthcare providers. These lenders also lack specialized systems necessary for tracking and monitoring healthcare receivables transactions, which are different from traditional accounts receivable finance transactions.

TARGET PROVIDERS. The Company intends to offer financing to medium and smaller hospitals, other healthcare providers and durable medical equipment distributors that generally do not produce receivables at a high enough level to attract large financial institutions, by purchasing their receivables. Initially, its primary marketing strategy will focus on the purchase of receivables from:

     *    hospitals;
     *    skilled nursing and assisted care facilities;
     *    physician groups consisting of two to six doctors;
     *    home healthcare facilities;
     *    durable medical equipment distributors;
     *    medical staffing companies;
     *    radiology and diagnostic medical facilities;
     *    medical testing facilities; and
     * other healthcare businesses and related businesses which it determines through the underwriting process to have low risk.

The Company intends to target those providers with billings of $20,000 to $200,000 per month. It believes fee-for-service practitioners are a good type of client due to the relatively small nature of their business and the manner in which they are paid. Fee-for-service practitioners are practitioners that bill for healthcare services using a retail billing rate for the services provided. They are then paid by the insurance companies based on medical fee schedules established by the insurance industry. These healthcare practitioners usually have two to six practitioners in one office. The Company believes the billings from such practitioners is relatively easy to monitor and purchase, and believes their payment pattern will be best suited for its business. The other healthcare businesses with which the Company intends to deal are primarily small hospitals, skilled nursing facilities, home health agencies and medical clinics.

TARGET GEOGRAPHICAL AREAS. The Company intends to target both metropolitan and rural markets for the purchase of healthcare receivables. Generally, it will not expend substantial marketing efforts on the large metropolitan areas like New York, Chicago, Los Angeles, San Francisco, etc. The Company believes the middle tier of metropolitan statistical areas contain the size and type of prospective clients that will best suit its lending criteria. This segment of the national market consists of a majority of fee-for-service practitioners and other healthcare businesses. These metropolitan areas would consist of cities like San Diego, California, Des Moines, Iowa and Little Rock, Arkansas.

PRODUCTS OFFERED. In addition to accounts receivable financing, small to middle market healthcare providers often require additional financing products like loans secured by equipment or real estate to facilitate the growth or restructuring of their businesses. Facility-based healthcare providers grow through the acquisition of additional facilities. Facility-based healthcare providers generally are hospitals, skilled nursing facilities and clinics. These providers can often acquire additional facilities at attractive valuations. This happens when some facilities need to be sold for a variety of reasons. Some of these reasons can include:

     *    the death of an owner of the facility;
     * a healthcare chain may decide to withdraw from a geographical market and sell its facilities;
     * some healthcare chains may decide to sell a facility to use the funds to purchase different or other types of facilities or to purchase facilities in other geographical markets; or
     * when smaller healthcare chains declare bankruptcy due to poor management, their facilities can be bought through bankruptcy proceedings.

In order to purchase facilities at an attractive price, quick financing is often necessary so that the provider can complete the intended acquisition before other providers outbid them. The Company believes that when facilities become available for purchase, the successful bidder is often the first buyer to make an offer and has the necessary funds to complete the purchase in a short period of time.

Many of the current healthcare providers of the Company's affiliates and prospective providers have a need for loans as their businesses grow. Loans secured by the assets owned by the providers are used in order to support the providers' expanding infrastructure requirements like information systems, enhanced professional management and marketing and business development costs. The Company also plans to provide, in the future, various financing options to providers, like loans secured by equipment and real estate. It intends to provide customized financing solutions specifically tailored to meet the needs of each individual provider.

GROWTH. The Company expects the trends described above under Medical Industry Background to continue, providing the Company with long-term growth opportunities. It plans to increase the number of financial products that it will offer to the providers and other sellers from which the Company intends to purchase healthcare receivables. These financial products may include leasing medical and diagnostic equipment, real estate first and junior lien mortgages, revolving credit lines and acquisitions of companies in the healthcare industry. Its strategy for growth generally is based on the following key elements:

     * Target sub-markets within the healthcare industry that have favorable characteristics for working capital financing, like fragmented sub-markets experiencing growth, consolidation or restructuring. The Company's focus will be on the purchase of healthcare receivables in these sub-markets.

     * Focus on healthcare providers with financing needs of between $100,000 and $1,000,000; which is a market niche that the Company believes has been under-served by commercial banks, diversified finance companies, traditional secured lenders, and the Company's other competitors. Most commercial banks, diversified finance companies, and traditional secured lenders have typically focused on providing financing to companies with borrowing needs in excess of $5,000,000. The Company believes that its target market for transactions is much larger, in terms of the number of available financing opportunities, and is less competitive than the market servicing larger borrowing needs, thereby producing growth opportunities at attractive rates.

     * Become the primary source for all healthcare financing needs of providers by introducing new financial products to leverage the Company and its affiliates' existing expertise in healthcare finance, and providing other services within its target markets. The Company expects to selectively introduce new products to existing and new sellers, depending upon their needs, general economic conditions, its resources and other relevant factors. In some cases, the Company anticipates that new products may be introduced as part of cooperative arrangements with other companies.

     * Seek to make strategic acquisitions of and investments in businesses that are engaged in the same or similar business as the Company and its affiliates or that are engaged in lines of business in the healthcare industry complementary to its business. These businesses may include healthcare service businesses that are involved in financial services, receivables management, outsourcing, financial and administrative infrastructure services, HMOs, preferred provider organizations and third-party administrators. The Company believes that businesses in these areas are synergistic with its proposed core business of purchasing healthcare receivables and could allow the Company to leverage its and its affiliates' expertise in healthcare to meet the needs of its target customer base. The Company will also seek to take advantage of appropriate opportunities to invest in or acquire companies in the same or similar lines of business as the Company operates or will operates.

OBTAINING NEW PROVIDERS. The Company generally has four potential sources for developing and locating the healthcare provider base from which the Company acquires receivables: (1) referrals from banks and other financial institutions,
(2) referrals from independent financing brokers and insurance agents, (3) its affiliates' network of companies that are in healthcare service businesses with which its affiliates have informal cross referral arrangements, and (4) its affiliates' sales and marketing personnel. Medical Capital Corporation uses a network of sales representatives who call on new and existing sellers in their territory on a regular basis. The primary responsibility of the sales representatives is to develop and maintain relationships with sellers. Most sales representatives have a healthcare industry background and have received specialized training from Medical Capital Corporation.

With respect to banks and financial institutions, some of the Company's officers and those of its affiliates have existing relationships with several financial institutions throughout the country. Banks are continually approached by medical groups for financing. In addition, trust departments, brokerage firms and investment advisers are regularly asked by their provider clients where financing might be obtained. These banks and institutions refer providers to the Company and its affiliates from time to time.

The Company believes a rapidly growing community of independent brokers exists that arranges financing specific to the healthcare industry. These brokers refer providers to different lending institutions for a fee. These brokers assist in locating receivables available for purchase from smaller providers that typically cannot find traditional financing because of their small size.

The Company's affiliates also have a network of contacts in the healthcare provider and healthcare insurance industries. The healthcare insurance industry consists of healthcare insurers that pay medical claims to healthcare providers. It also includes companies providing services to healthcare providers like medical coding reviews, medical necessity determination reviews, billing system efficiency reviews and other healthcare insurance payment and billing services. These contacts have been developed over the past years through its affiliates' marketing and hiring efforts. In addition, many of its affiliate's officers and employees have previously worked in the healthcare provider and healthcare insurance industries. Also, through daily marketing efforts, its affiliates are constantly enlarging their sales and referral base of independent brokers, the customers of which include many practitioner and facility-based providers.

In addition to the above sources of obtaining new providers, Medical Capital Corporation maintains an Internet website at http://www.medicalcapital.com. Medical Capital Corporation uses this website as a marketing tool and solicits the purchase of healthcare receivables from potential providers through the website. The website describes the business of Medical Capital Corporation, the receivables financing process and Medical Capital's program for financing. The website also contains a short application that providers can complete to apply to have Medical Capital Corporation evaluate the provider's business and receivables to determine their eligibility to participate in the receivables purchase program. While the website will not specifically refer to the Company, .. Medical Capital Corporation underwrites the healthcare receivables that the Company purchases, and some of the Company's purchases of receivables may be from providers Medical Capital Corporation solicits through its website. Medical Capital Corporation also underwrites purchases of healthcare receivables for other companies in the Medical Capital Holdings group, and to a limited extent, for companies outside the Medical Capital Holdings group. Medical Capital Corporation's website is not part of this report.

RECEIVABLES ACQUISITION PROCESS

GENERAL. The acquisition process used by MCC has been in use for over seven years. To date, Medical Capital Corporation has purchased over $748,000,000 in face amount of receivables on behalf of companies in the Medical Capital Holdings group. The effectiveness of this process is supported by the fact that none of the Medical Capital Holdings subsidiaries has had any net losses resulting from the purchase of receivables from any one provider.

When MCC identifies a healthcare provider or other seller from which it may purchase receivables, it will enter into a receivables purchase agreement with that provider. This agreement will give the Company the right of first refusal to purchase all receivables from that seller either weekly, bi-weekly, semi-monthly or monthly, generally for a period of one year. The terms of the agreement will vary from seller to seller. Each week Medical Capital Corporation reviews all receivables purchased in the preceding week and decides which receivables it will purchase on behalf of the Company within the next seven to 10 days. MCC refers to each set of receivables so purchased as a batch. Medical Capital Corporation has the sole discretion as to which receivables it will purchase.

APPROVAL OF PROVIDERS AND OTHER SELLERS. Generally, the Company purchases healthcare and other receivables directly from the seller, after the seller and the receivables have been underwritten by Medical Capital Corporation. Medical Capital Corporation has developed a set of criteria for the selection of the prospective sellers and guidelines for the receivables that will qualify for purchase.

Generally, Medical Capital Corporation focuses on healthcare and similar businesses that have sales of at least $10,000 per week. Currently, a typical seller generates receivables between $10,000 to $50,000 per week. A prospective seller generally will have to generate invoices averaging at least $150.00 per service incident. Medical Capital Corporation has found that smaller receivables, those under $50.00, do not generate sufficient profit when purchased.

UNDERWRITING POLICIES. The underwriting policies of Medical Capital Corporation require a due diligence review of the prospective seller of receivables, its principals, its financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters. Medical Capital Corporation's due diligence review also includes a detailed examination of the seller's accounts receivable, accounts payable, billing and collection policies and practices, management information systems and real and personal property and other collateral. Records and data of the provider for the prior 24-month period are reviewed and evaluated for consistency, reliability and adequate performance.

Medical Capital Corporation also requires that:

     * the healthcare provider, each of the individual physicians and any medical personnel be properly licensed to practice and have no unresolved legal or medical issues regarding their practice or an unusual amount of malpractice litigation, or litigation matters that were not disclosed by the healthcare provider;

     * the healthcare provider to have been in business in its community for a minimum of 18 months;

     * the healthcare provider group demonstrate credit-worthiness as determined by assessments of credit reports, past receivables financing history, bank references, financial statements, accounting firm comments and UCC-1 searches; and

     *    the seller agree to some or all of the following terms:

          - to pledge all of its receivables, existing and future, as additional collateral;

          - to execute a guarantee ensuring payment on all receivables purchased; and

          - to establish up to a 25% reserve account for the portion of the purchase price of the receivables that will be withheld from the seller.

CREDIT RISK MANAGEMENT. The possible insolvency or loss of funding of an individual third-party payor is a significant risk to the Company's business. In order to minimize this risk, the Company imposes restrictions on the amount of receivables that can be purchased from any individual third-party payor, within each provider and within the total loan portfolio. MCC constantly reviews industry rating agency reports and industry journals and articles in order to gain any insight into possible financial problems of any third-party payors. MCC also independently confirms various matters with respect to the prospective provider's business and the collectibility of its accounts receivable and any other collateral by conducting public record searches, and, where appropriate, by contacting third-party payors about the prospective provider's receivables.

A  credit  report  is  obtained  from  an  appropriate  credit  agency  on  each prospective provider and its principals and any medical personnel with any ownership interest. The provider must be creditworthy, and any negative credit comments must be explained and documented to the Company's satisfaction or the satisfaction of Medical Capital Corporation. Special attention is given to any past receivable financing history. If the provider finances any equipment, the applicable equipment leasing companies are contacted for a credit history and reference. Prospective providers are required to provide favorable bank references. A UCC-1 Financing Statement search is performed to determine that there are no present liens against the receivables of the prospective provider. If any receivable liens do exist, the lien must be paid off before, or as part of, the initial purchasing or funding of any receivables.

PURCHASE OF RECEIVABLES. The Company's purchase agreement with a provider requires that it has the first right of refusal on all of the provider's receivables on a regular-interval basis, generally for one year. However, the Company's total investment in receivables from a seller under a receivables purchase agreement generally is made on a specified commitment amount. The Company usually refrains from making one-time purchases of receivables. For the first purchase from a provider, the Company reviews and offers to purchase all of the receivables of that provider, depending on the above detailed analysis of the receivables. After the first purchase, MCC analyzes all receivables from the preceding week and decides which additional receivables it will purchase within the next seven to 10 days.

RECEIVABLES CHARACTERISTICS. In some cases, the Company may purchase receivables that are more than 90 days old, depending on the analysis of the receivable. The age for any receivable is the number of days elapsed since its billing date to the payor of the receivable. The Company buys receivables with the goal that the average age of receivables purchased from providers in its portfolio generally will not exceed 180 days. The Company has the sole discretion as to which receivables it will purchase. It reserves the right to disqualify some categories, or some payors, of receivables for purchase at its discretion.

When acquiring receivables, the Company only purchases receivables that are to be paid by:

     * an insurance carrier with at least an "A" credit rating from a recognized rating agency like A.M. Best or Standard & Poors;
     *    an approved HMO;
     *    an approved government agency;
     *    an approved institutional facility;
     *    a self-insured employer; or
     *    another entity which meets the Company's financial standards.

Except for government agencies, the Company limits the portion of its portfolio of receivables that are payable by a single payor to 15%. The Company also ensures that at any given time no more than 50% of its total outstanding investment portfolio of receivables, in the aggregate, are from Medicare and

Medicaid payors. Because Medicare and Medicaid claims are submitted electronically, the turnaround time for payment is about 30 days. It is for this reason the Company accepts higher amounts of these receivables than from traditional commercial insurance carriers.

PRICING RECEIVABLES FOR PURCHASE. Once a seller has met the criteria and agreed to the requirements, Medical Capital Corporation begins the process of selecting and pricing the receivables for purchase. One of the most important aspects of the selection process, and the due diligence procedure performed on prospective providers, involves an analysis of a provider's receivables and collections to evaluate the receivables likely to be paid within a defined collection period. The analysis covers a period of not less than the prior 24 months. Using this data, Medical Capital Corporation develops ratios and other data which include the following information:

     *    the monthly total receivable balance;
     *    the amounts billed to and collected from the various payors;
     *    the amount of claims paid;
     *    the amount of claims not paid, and why;
     *    a review of claims files and related medical and billing records;
     *    the average payment turnaround time;
     * the average response time of the prospective seller to return payor requests for information;
     *    the classification of claims between insured and uninsured;
     *    the amount and number of worker's  compensation  and  personal  injury claims;
     *    the  ratio  of  total  monthly  billed  to  total  monthly   collected
          receivables; and
     * review of historical collections from the third-party payor of the receivables, including a listing of and aging of the receivables by the payor with corresponding financial status rating of each.

From the above data, Medical Capital Corporation calculates an average receivable amount, receivable turn time, and the payment trend analysis on each major payor. It also verifies the existing outstanding receivables by randomly selecting individual billing files and contacting the applicable third-party payor to determine whether the claim has been submitted for payment and will be paid as anticipated. Prior to a receivable being deemed eligible for purchase by the Company, one of its required conditions is that there be an established payment history by the payor of the receivable reimbursing an amount at least equal to the estimated net receivable generally within 60 to 90 days of the date the claim is submitted. Finally, Medical Capital Corporation interviews the prospective client's administrative, accounting and billing personnel to document and review the integrity of internal controls and follow-up billing and collections procedures.

The Company's purchase price paid for healthcare and other receivables is based on a percentage of the face value of the receivable. To determine the purchase price, the face value is reduced first by the amount of any patient co-payment and any amounts in excess of what the payor has historically paid for the procedure giving rise to the receivable. The resulting amount is then further reduced by considering other factors that influence the amount which is likely to be collected under the receivable, including the historical collection experience of the provider. The resulting number is the estimate of the net collectible value of the receivable, or the estimated net receivable.

RESERVE ACCOUNT. The Company purchases the receivables at a price equal to the estimated net receivable. Only a portion of the purchase price, not exceeding 90% of the estimated net receivable, is paid to the seller immediately. A portion of the purchase price not immediately paid is allocated to a reserve account for that provider. The Company retains the remainder of the unpaid purchase price as its fee.

The purpose for establishing a reserve account is to have protection against losses due to uncollected receivables. Withholding a portion of the purchase price is easier to exercise than attempting to require the replacement of an uncollected receivable or otherwise seeking enforcement of the receivables purchase agreement. If a purchased receivable becomes outstanding for over 180 days, the Company may, at its option:

     * offset the amount actually paid to the seller for the receivable against the seller's reserve account;
     * offset the amounts due to the seller from the purchase of other batches of receivables;
     * require the seller to replace the uncollected receivables with additional receivables; or
     *    exercise its rights under a guarantee from the seller, if any.

If a receivable is collected at a later date, the reserve account is credited by the amount of the collection up to the amount that was previously offset. Any time the amount collected with respect to a receivable is less than the amount invoiced, the difference is offset against the reserve account. If the receivables purchase agreement is terminated, any remaining balance in a seller's reserve account is returned to the seller after the payment of any advances made by the Company, and any interest and fees due have been paid.

The amount of the reserve account will generally range from 10% to 25% of the estimated net receivable. A seller is paid the amount allocated to its reserve account only when the amount exceeds a negotiated percentage, usually 25%, of all of the receivables purchased from the seller that are outstanding at any one time. From time to time a reserve accounting is made to the seller. When warranted by this accounting, any excess in the reserve account is paid to the seller within 15 days of the accounting. Any amount paid on a batch of receivables in excess of the estimated net receivable is allocated as a credit to the seller's reserve account.

An adjustment may be made if the seller's reserve account balance falls below 5% of the outstanding uncollected receivables balance for that seller. The adjustment is typically made to the estimated net receivable percentage. This adjustment effectively reduces the percentage of cash immediately paid to the provider when future receivables are purchased. For example, a provider may be initially paid 85% of the estimated net receivable immediately when a receivable is purchased from that provider. If that seller's reserve account balance falls below 5% of the outstanding receivables balance and requires an adjustment, the provider may only be paid 80% of the estimated net receivable at the time of purchase for future receivable purchases. In this example, in addition to the normal allocation to the reserve account, an additional 5% of the estimated net receivable would be allocated to the reserve account for all future purchases. This adjustment, in effect, increases the amount allocated to the reserve account on each future purchase.

ADMINISTRATION AND SERVICING OF RECEIVABLES

ADMINISTRATION OF OPERATIONS. The Company has entered into an administrative services agreement with Medical Capital Corporation, one of its affiliates. Under the terms of the administrative services agreement, Medical Capital Corporation has agreed to serve as the exclusive provider of management services to the Company and as the administrator for the receivables. As the administrator, Medical Capital Corporation will be responsible for providing the Company the general and administrative services to facilitate the underwriting and evaluation of receivables and other assets to be purchased or used as collateral for a loan. It will also provide the personnel and computer systems that are necessary to ensure the collateral is safeguarded and performs as anticipated. It will also ensure the adequate processing and reporting of the assets in the portfolio. Once the receivables are identified for purchase, the Company enters into purchase agreements to acquire the receivables.

Medical Capital Corporation is also responsible for providing management and underwriting services and making available to the Company its offices, personnel, facilities, equipment and services, as are determined to be reasonably necessary for the proper and efficient operation of its business. These services will include: bookkeeping, payroll and accounting services, including administration of all promissory notes and interest payments; marketing and public relations; maintaining a network of account consultants to develop and maintain its relationships with healthcare providers; and opening, maintaining and directing bank accounts for its benefit.

Under the administrative services agreement, the Company pays Medical Capital Corporation fees for providing the above services to the Company. The fees for the various services they provide is included on a schedule to the administrative services agreement. These fees which approximate actual costs are believed to be competitive with those fees charged by third parties for similar services rendered to the Company's competitors.

LOCK BOX & COLLECTIONS. As required under the receivables purchase agreement, all proceeds from the collection of the purchased receivables are required to be paid to a lock box account. A lock box account is a post office box, called a lock box, established by the bank that processes the payments. Payments are sent directly to these lock boxes. Therefore, the third-party payor payments of receivables do not go to the seller, but rather are sent to the appropriate lock box. When a seller enters into a receivables purchase agreement, a notice of change in mailing address is sent to all payors of the receivables that are being purchased. The notice instructs the payors to deliver all payments to the appropriate lock box account. Each lock box is established and functions solely to receive payments. When payments are sent to the lock box, the bank processing the lock box deposits the payment into a lock box account at that bank. The amounts in the lock box accounts are periodically transferred to an account maintained by the trustee.

Separate lock box accounts are established for each seller. Receivables due and owing from government programs are subject to laws and regulations not applicable to commercial payors. Except in limited cases, Medicare and Medicaid laws and regulations provide that payments for services rendered under government programs can only be made to the healthcare provider that has rendered the services. Therefore, each seller has a lock box for non-government collections and a separate lock box for government collections, like Medicare, Medicaid, CHAMPUS, etc. The lock box account for government collections is in the name of the seller and Medical Capital Corporation, and for non-government collections is in the name of Medical Capital Corporation. The bank lock box proceeds are maintained in a zero balance account which is swept daily by each bank maintaining a lock box account to the cash concentration account that is under the control of the trustee.

TRACKING RECEIVABLES BY BATCH. Generally, once a batch of receivables reaches the age of 180 days from the purchase date, the batch is closed. The closed batch is reconciled and reviewed to determine if the collections are adequate to achieve the expected performance of the purchased receivables. This process is used to constantly evaluate the estimated net receivable rates used for each seller. If any one batch of purchased receivables does not perform as expected and falls short of the estimated net receivable, the seller is required to supplement the shortfall by substituting the receivable with another eligible receivable, or through recovering the shortfall from the reserve account, or by paying the appropriate sum to Medical Capital Corporation. If the batch collects more than the applicable estimated net receivable, the excess is allocated to the seller's reserve account.

Weekly reports of purchased receivables are generated on a seller by seller basis. These reports provide currently updated accounts receivable agings and other valuable portfolio information, including claim denial trends and collections performance. Copies of these weekly reports are sent to its executive offices and the payment and aging update reports are sent to each seller.

SERVICING OF RECEIVABLES. The Company has a servicing agreement with its affiliated company, Medical Tracking Services, or MediTrak, which is headquartered in Las Vegas, Nevada. The servicing agreement provides that MediTrak will service the receivables and provide other support in connection with the processing, collection and valuation of receivables. MediTrak services all receivable batches that the Company purchases from its sellers. MediTrak also prepares analysis reports of receivables that are submitted for purchase, but ultimately disqualified and not purchased.

MediTrak process all receivables the Company purchases and reports related data on a batch by batch basis. The payor's explanations of benefits and payments, which shows how the payments on each receivable were calculated, its remittance advices and warrants from government agencies, and all other payments, are sent directly to the bank that is performing the lock box processing. Copies of these documents are forwarded by the bank to MediTrak for posting. MediTrak is also provided with a report from the lock box processing bank of deposits into the lockbox accounts.

MediTrak inputs this information into its system and posts the proper credits to each seller's account, on an account-by-account basis. It then transmits a report electronically to the Company giving details of all amounts received. MediTrak then sends copies of all payment documents and other accompanying documents to the provider.

CREDIT LOSS POLICY AND EXPERIENCE

The Company regularly reviews its outstanding healthcare receivables to determine the adequacy of its allowance for losses on receivables. To date, none of its affiliates has experienced any net credit losses on the pools of receivables they hold. The Company expects to maintain the allowance for losses on receivables at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the healthcare receivables when it is appropriate. In evaluating the adequacy of the allowance, it considers factors like trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances, real estate collateral valuations, if any, and underwriting policies. However, many of these considerations involve the significant use of estimates and are subject to rapid changes which may be unforeseen and could result in immediate increased losses and material adjustments to the allowance or actual losses.

To the extent that the Company may deem specific healthcare receivables to be wholly or partially un-collectable, it will establish a specific loss reserve equal to that amount. The Company has not established an allowance for losses because circumstances at the present time do not warrant it. If an allowance should be established in the future, there can be no assurance that it will be adequate to cover any losses the Company may experience. Historically, companies in the Medical Capital Holdings group have used a guideline for credit loss allowances of 2% of outstanding debt at the time of reporting. However, this guideline is adjusted to reflect the performance of each individual client. As a result, the credit loss allowances have often times been less than the 2% guideline.

Because the Company is likely to collect more than the amount initially paid to the seller of the receivable, the portion of the purchase price that has been withheld represents a reserve, or additional security, for the collection of the amounts due under all of the receivables from that seller. The amount of the holdback of a portion of the receivables' purchase price that does not represent a yield to the Company upon collection of the receivable is allocated to the reserve account of that seller. In some cases, some or all of the balance of a reserve account can be returned to the seller. If a receivable is in default, the Company will take measures to recover the purchase price. These measures include reducing the sellers balance in its reserve account, seeking replacement of the receivable from the seller, or enforcing corporate or personal guarantees given by the seller, if any.

TITLE TO RECEIVABLES

The Company believes that the receivables purchase transactions it enters into are true sales and the purchased receivables are owned by the Company. However, the purchase of a receivable might be characterized by some as a secured financing, or a loan secured by the receivables. Therefore, the Company also takes a security interest in each receivable purchased and files a UCC-1 financing statement covering the receivables. If it is determined that a true sale of the receivable has not occurred, the Company may still be able to foreclose on the receivable or the proceeds of the receivable as security for the amount paid for the receivable.

Although the Company pledges receivables to the trustee, it recognizes that some receivables may prove to be non-assignable. For example, the assignment of some Medicare and Medicaid accounts receivables may be prohibited by federal law. However, it is common in the medical receivables lending industry to take other measures to secure the receipts from Medicare and Medicaid accounts receivables. The Company makes every effort to ensure that the accounts receivables purchased are assignable. If a receivable turns out to in fact be non-assignable, it is possible that neither the trustee nor the Company will have received title to the receivable, or even a security interest in it. This problem is addressed by taking additional collateral as security from the provider or its owners. Other steps may also be taken by its underwriting department to ensure that the loan is fully secured.

In a few cases, assignment of a receivable or any security interest in a nursing home has been found to require the recording of a mortgage. This is a practice the Company attempts to avoid and does not currently intend to follow. In the event of a default on these receivables by the payor, the Company could be at risk to the extent of the purchase price advanced with respect to the receivables.

COMPETITION

The Company encounters significant competition in its healthcare finance business from numerous commercial banks, diversified finance companies, secured lenders and specialty healthcare finance companies. In addition, healthcare providers often seek alternative sources of financing from a number of sources, including venture capital firms, small business investment companies, suppliers and individuals. As a result, it competes with a significant number of local and regional sources of financing and several large national competitors. Many of these competitors have greater financial and other resources than the Company has and may have significantly lower costs of funds. Competition can take many forms, including the pricing of the financing, transaction structuring, like the use of securitization vs. portfolio lending, timeliness and responsiveness in processing a client's financing application and customer service. Although many of its competitors have focused their business on large hospitals and clinics and generally prefer to buy receivables in multi-million dollar denominations, typically with a lower profit margin, these competitors could enter the Company's target markets more aggressively in the future.

REGULATION

The Company's healthcare finance business is subject to federal and state regulation and supervision. Currently, there are no regulations that require the Company to obtain specific licenses or approvals, other than those applicable to businesses in general, to be able to purchase receivables in any state. The Company continually researches and monitors regulations and will apply for the appropriate licenses if regulations change and require the Company to be licensed to perform its business in any particular state in which it operates.

Governments at both the federal and state levels have continued in their efforts to reduce, or at least limit the growth of, spending for healthcare services. On August 5, 1997, President Clinton signed into law The Balanced Budget Act of 1997, or the BBA. The BBA contains numerous Medicare and Medicaid cost-saving measures. Section 4711 of the BBA, entitled Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services, repealed the Boren Amendment. The Boren Amendment had required that state Medicaid programs pay nursing home providers amounts reasonable and adequate to meet various costs. These costs were those that must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable state and federal laws, regulations and quality and safety standards and to assure access to hospital services. The Boren Amendment was previously the foundation of litigation by healthcare facilities seeking rate increases.

In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under these proposed rates, the methodologies underlying the establishment of the rates and justification for the proposed rates are published. This gives providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications.

States are actively seeking ways to reduce Medicaid spending for healthcare by methods like capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year transition period commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains several new anti-fraud provisions. The Company is unable to predict the long-term impact of the BBA and continuing changes in state Medicaid reimbursement methodologies on the revenues of its sellers.

The Company's business may be affected by its inability to directly collect receivables under government programs and the right to offset against unrelated receivables of payors under these programs. Its healthcare receivables purchase business may also be indirectly affected by healthcare regulation to the extent that any of its sellers' failures to comply with the applicable regulations affects its ability to collect their receivables. The most significant healthcare regulations that could potentially affect the Company are: (1) certificate of need regulation, which many states require upon the provision of new health services, particularly for long-term care and home healthcare companies; (2) Medicare-Medicaid fraud and abuse statutes, which prohibit, among other things, the offering, payment, solicitation or receipt of remuneration, directly or indirectly, as an inducement to refer patients to facilities owned by physicians if the facilities receive reimbursement from Medicare or Medicaid; and (3) other prohibitions of physician self-referral that have been promulgated by various states.

CERTIFICATE OF NEED REGULATION. Various states regulate the provision of new healthcare services or acquisition of healthcare equipment through certificate of need or similar programs. These states require healthcare providers to enter into a time consuming certificate of need application process to be granted licenses and permits to open or expand healthcare services. Most states have removed certificate of need regulations from their state laws and have replaced them with more streamlined licensing processes. The Company believes these requirements will have a limited effect on its business. However, there can be no assurance that future changes in those laws will not adversely affect the Company. Repeal of existing regulations of this type could also adversely affect it since sellers could face increased competition absent regulation. There is no assurance that its proposed healthcare financing business within the nursing home and home care industries will not be adversely affected by regulations of this type as well.

MEDICARE-MEDICAID FRAUD AND ABUSE STATUTES. The U.S. Department of Health and Human Services, or HHS, the U.S. Department of Justice and state fraud enforcement agencies have increased their enforcement efforts under the Medicare-Medicaid fraud and abuse statutes. Since the Company often relies on prompt payment on its healthcare receivables, reduced or denied payments under government programs could have an adverse effect on its business.

REGULATION OF PHYSICIAN SELF-REFERRAL. These statutes prohibit the offering, payment, solicitation or receipt of compensation, directly or indirectly, as an inducement to refer patients for services reimbursable in whole or in part by the Medicare-Medicaid programs. The Health and Human Services Department ("HHS") believes that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure reimbursable under Medicare or Medicaid may be prohibited by the statute. In addition, regulatory attention has been directed toward physician-owned healthcare facilities and other arrangements where physicians are compensated, directly or indirectly, for referring patients to those healthcare facilities.

In 1988, legislation entitled the Ethics in Patient Referrals Act (H.R. 5198) was introduced which would have prohibited Medicare payments for all patient services performed by an entity which a patient's referring physician had an investment interest. As enacted, the law prohibited only Medicare payments for patient services performed by a clinical laboratory. The Comprehensive Physician Ownership and Referral Act (H.R. 345), which was enacted by Congress in 1993 as part of the Deficit Reduction Package, is more comprehensive than H.R. 5198. This act covers additional medical services including medical imaging radiation therapy, physical rehabilitation and other healthcare services.

A variety of existing and pending state laws prohibit or limit a physician from referring patients to a facility in which that physician has a proprietary or ownership interest. Many states also have laws similar to the Medicare fraud and abuse statute which are designed to prevent the receipt or payment of compensation in connection with the referral of a patient. Healthcare receivables resulting from a referral in violation of these laws could be denied payment which could adversely affect both the Company and its sellers.

EMPLOYEES

As of December 31, 2001, the Company employed no full-time employees. However, the Company makes partial use of approximately 70 employees of its affiliates, for which it pays fees under the administrative services agreement.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal executive offices of the Company are located at 3770 Howard Hughes Parkway in Las Vegas, Nevada. Its office space is leased by its parent, Medical Capital Holdings, from a non-affiliated landlord. The Company believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened legal proceedings that, if adversely determined, would have a material affect on its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

All of the Company's common equity is held by its parent, Medical Capital Holdings, Inc. There is no public market for the Company's equity securities.

The information required by Item 701 of Regulation S-B has been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Financial Statements and related Notes thereto.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD SINCE INCEPTION ON AUGUST 4, 2000 TO DECEMBER 31, 2000.

The Company was formed on August 4, 2000 and operations did not commence until the first quarter of 2001, therefore no financial information is presented for the period since inception on August 4, 2000 to December 31, 2000.

REVENUES.   The  Company   formally  began  operations  after  the  registration
statement, relating to its public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001. As of December 31, 2001, the Company has purchased medical receivables carrying an estimated net realizable value ("ENR") of $20,262,332 and earned discount fees of $1,645,912 on these purchases. The majority of these discount fees were earned in the third and fourth quarter of 2001.

The Company presently holds $195,836 in discount reserves which reduced the Company's discount revenue. Management anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period.

GROSS PROFIT. The gross profit during the twelve months ended December 31, 2001 was $1,206,256, which arose from gross discount revenues during the year of $1,841,748, less discount reserves of $195,836, and administration fees incurred of $439,656. The administration fees, related party, were 2.2% of the ENR.

OPERATING EXPENSES. The Company's total operating expenses for twelve months ended December 31, 2001 were $1,133,492. Expenses consisted primarily of $635,437 in interest expense, which consists of interest expense of $519,191 plus amortized commissions of $189,463 and amortized deferred offering cost of $100,014 less interest earned of $173,231. Interest earned included $136,791 on the Company's notes receivables of $4,045,000 issued to various medical providers, and $36,440 on cash and cash equivalents. The Company also incurred $207,618 in advertising expense, which are expensed as incurred.

INCOME TAX EXPENSE. Provision for income taxes amounted to $25,468 for the twelve months ended December 31, 2001. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET INCOME. The Company had net income of $47,296 or basic and diluted net loss per common share of $27.03 for the twelve months ended December 31, 2001. The net income of the Company resulted primarily from discount income earned of $1,645,912 on the purchase of medical receivables being greater than first year administration and operating expenses. In 2002, the Company anticipates greater discount revenues on purchases from new providers as well as additional discount fees on purchases from the present healthcare providers. Consequently, the Company expects its revenues and profits to rise during the next fiscal year ending December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months of 2001, the Company received $18,217,000 in cash from the issuance of notes. As of March 22, 2002, the Company has received $26,456,000 from the sale of its notes. These are funds obtained by the Company on its $75,000,000 public offering of secured notes. In addition, the Company received $4,000,000 as paid-in capital from its Parent on August 29, 2001. During the twelve months ending December 31, 2001, the Company purchased $18,451,234 in medical receivables, received collections on these purchases of $3,819,167, and made secured cash loans to medical providers of $4,045,000. As of December 31, 2001, the Company maintained $2,093,897 in cash, which it seeks to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

Management believes current conditions of the stock exchanges and financial markets are expected to have a favorable impact on the issuance of the Company's secured notes due to the favorable and fixed interest rates offered on its notes. The Company does not believe that inflation has had a significant impact on its operations since its inception.

The Company's management consists of officers and employees employed by Medical Capital Corporation. Their salaries and benefits are paid by Medical Capital Corporation. The Company's operating expenses will be reimbursed from cash flows generated from its operations and net offering proceeds.

The Medical  Capital  Holdings Group has  substantial  experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables. The Company intends to use the services and expertise of Medical Capital Holdings and its subsidiaries to purchase a portfolio of healthcare receivables. It has entered into contracts with Medical Capital Corporation and Medical Tracking Services, affiliated companies, to provide the appropriate system for purchasing and tracking its healthcare receivables. Reimbursement for these services approximates the costs to these affiliated entities which management believes equals the prevailing market rates for comparable services of this nature.

Still due to numerous economic, competitive and regulatory risks, any or all of which may have a material adverse impact upon the Company's operations, there can be no assurance that it will be able to successfully purchase healthcare receivables and/or acquire a business which generates significant revenues or achieves a level of profits which will permit the Company to pay the interest and principal payments on the notes when due. However, the Company believes cash available from the net offerings proceeds will be sufficient to fund all general and administrative expenses of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations since the Company has not participated in any activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements can be identified by the use of words like "believes," "could," "possibly," "anticipates," "estimates," "projects," "expects," "may," "will," "should," "intend," "plan," "consider" or the negative of these expressions or other variations, or by discussions of strategies that involve risks and uncertainties. The Company based these forward looking statements on its current expectations and projections about future events and information currently available to it. Although the Company believes that the assumptions for these forward looking statements are reasonable, any of the assumptions could prove to be inaccurate. The Company's actual results could differ materially from those anticipated in the forward looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this item appears beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following is the name, age and position of the Company's current directors and executive officers:

NAME                     AGE     POSITION(S)
----                     ---     -----------
Sidney M. Field           55     President, Chief Executive Officer and Director
Lawrence J. Edwards       56     Vice President, Treasurer and Director
Joseph J. Lampariello     48     Chief Operating Officer, Secretary and Director
Alan J. Meister           52     Chief Accounting Officer
Joseph J. DioGuardi       61     Director
Gary L. Nielsen           58     Director
Robert B. MacDonald       69     Director

The following is the name, age and position of the directors and executive officers of the Company's parent, Medical Capital Holdings:

NAME                     AGE     POSITION(S)
----                     ---     -----------
Sidney M. Field           55     President, Chief Executive Officer and Director
Lawrence J. Edwards       56     Vice President, Treasurer and Director
Joseph J. Lampariello     48     Chief Operating Officer, Secretary and Director
Alan J. Meister           52     Chief Financial Officer
Robert B. MacDonald       69     Director

All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All executive officers of the Company are elected annually by its board of directors and serve at the discretion of the board and until their successors are elected and qualified. There are no family relationships between any of its directors or executive officers.

The following describes the business experience during the past five years of the Company's directors and executive officers:

     SIDNEY M. FIELD joined Medical Capital Management in 2000 as President, Chief Executive Officer and Director. Mr. Field has also served as President, Chief Executive Officer and Director of Medical Capital Holdings and other of its subsidiaries for the past five years. Prior to joining Medical Capital, Mr. Field was the founder, past President and Chairman of FGS, one of the largest insurance brokers in the United States with annual sales of over $200,000,000. Mr. Field sold his interest in that firm in 1990. In 1971, he founded Field Group Services, a firm specializing in the placement and services of group medical insurance for medium size employers. Mr. Field has also been a principal in Delcom Inc., an advertising agency specializing in radio and television. Mr. Field earned his Bachelor of Arts degree at California State University at Long Beach with a major in Mathematics.

     LAWRENCE J. EDWARDS joined Medical Capital Management in 2000 as Vice President and Director. Mr. Edwards has also served as Executive Vice President of Medical Capital Corporation since January 1994. A founder, Mr. Edwards has founded and operated various specialty sales and investment organizations, including Newport Aircraft Sales and various real estate investment and property companies. Mr. Edwards has also been engaged in recovery and work-out of medical groups and partnerships. Mr. Edwards holds a technical degree from Orange Coast College.

     JOSEPH J. LAMPARIELLO joined Medical Capital Management in 2000 as Chief Operating Officer, Secretary and Director. Mr. Lampariello has been the Chief Operating Officer of Medical Capital Holdings and its subsidiaries for the past four years and is responsible for the day-to-day operations of Medical Capital Corporation, the administrator. This responsibility includes funding, underwriting, collections and all computer information services. Prior to joining Medical Capital, Mr. Lampariello was the President of Medical Management & Acquisitions, Inc., which specialized in recovery, dissolution and collections of medical claims of medical groups, physician practices and medical companies in southern California. Mr. Lampariello's extensive experience in medical practice management includes development of proprietary UNIX platform databases for medical billing and collections. Mr. Lampariello has served as specialist collector and receiver for LA County Superior Court and the U.S. Bankruptcy Court. He holds a degree in Biomedical Engineering from New York Institute of Technology.

     ALAN J. MEISTER joined Medical Capital Management in 2000 as Chief Accounting Officer. Mr. Meister is also the Chief Financial Officer of Medical Capital Corporation, having joined them in September of 1997. Before joining Medical Capital, Mr. Meister served as the Vice President and Chief Financial Officer of UBL Financial Corporation and its related entities American Express Educational Funding and Union Benefit Life Insurance Company from January 1994. He served as Controller of FHP Healthcare, Inc. from 1990 to 1993, and worked for Pacific Mutual Insurance Company from 1980 to 1990 as a Financial Consultant. Prior to that, Mr. Meister worked ten years in the mortgage financing industry. He holds a bachelors degree in Accounting from Northeastern University, an MBA from Suffolk University, a MA from the University of San Diego, and a Fellowship from the Life Office Management Institute.

     JOSEPH J. DIOGUARDI, a Certified Public Accountant, joined Medical Capital Management in 2000 as a Director. After practicing for 22 years (twelve years as a Partner) with the accounting firm of Arthur Andersen & Co., Mr. DioGuardi left in 1984 to run for Congress. He served as a member of the United States House of Representatives from 1985 to 1989, during which he served on the Banking Committee and the Government Operations Committee. Since leaving Congress, Mr. DioGuardi has engaged in numerous human rights activities, and he has become a distinguished author and public speaker. Mr. DioGuardi has also served as a member of the board of directors of Safety Components International, Inc. from 1994 to 2000, and served as a member of the board of directors of NeuroCorp, Ltd. from 1996 to 1998. Mr. DioGuardi holds a B.S. degree from Fordham University, where he majored in accounting and from which he graduated with honors in 1962.

     ROBERT B. MACDONALD joined Medical Capital Management in 2001 as a Director. Mr. MacDonald was one of the founders of Medical Capital Corporation in 1993 and also served as Chairman of the Board of Medical Capital Holdings and its subsidiaries from 1994 until November 1999, when he retired from the firm. Prior to this time Mr. MacDonald was involved in the securities business in the Unites States and Europe, holding positions at Lehman Brothers and as a Partner at Loeb Rhoades & Co. He was also a member of the NYSE from 1976 until 1980. Mr. MacDonald was responsible for financing some international projects and raised over $140,000,000 in the early 1980's. Mr. MacDonald graduated from the University of San Francisco with a BS degree in business and finance.

     GARY L. NIELSEN joined Medical Capital Management in 2000 as a Director. Mr. Nielsen was a Director of Healthstar Corp. from June 1997 to April 2000. Mr. Nielsen was the Chief Financial Officer of Granite Golf Corporation from March 1999 to December 1999. Prior to that he was the Vice President of Finance and Chief Financial Officer of Best Western International, Inc. and served in that position from May 1996. From October 1986 to May 1996, Mr. Nielsen was Vice President and Treasurer of Giant Industries, Inc. Mr. Nielsen holds a degree in Accounting from Arizona State University and is a certified public accountant.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE. The current members of the Audit Committee are Messrs. DioGuardi and Nielsen. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews its corporate compliance procedures and reviews the adequacy of its internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

The Company does not have any securities registered under the Exchange Act and is not subject to Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

     EXECUTIVE COMPENSATION. The following table sets forth the aggregate compensation awarded to, earned by, or paid to (1) the Company's Chief Executive Officer, and (2) the Company's other most highly compensated executive officers during 2001 whose total annual compensation exceeded $100,000 in 2001 (the "Named Executive Officers"), all during 2001, the Company's first year of operations. The compensation included in the table is the total compensation paid to these individuals by the Company's affiliate, Medical Capital Corporation, in their capacity as officers of Medical Capital Corporation. Medical Capital Management does not pay any compensation to these individuals or directly reimburse Medical Capital Corporation for any portion of their salaries. Medical Capital Management pays fees to Medical Capital Corporation for acting as the administrator, which fees have no relationship to the salaries paid by Medical Capital Corporation. As of December 31, 2001, Medical Capital Management had no stock option plans in effect.

                           SUMMARY COMPENSATION TABLE

                                                        BONUS/       ALL OTHER
 NAME AND PRINCIPAL POSITION        YEAR    SALARY    COMMISSIONS   COMPENSATION
 ---------------------------        ----   --------   -----------   ------------
Sidney M. Field                     2001   $144,000     $200,000      $23,826(1)
  President, Chief Executive
    Officer and Director

Joseph J. Lampariello               2001   $275,000     $301,081      $ 7,176(2)
  Chief Operating Officer,
    Secretary and Director

Lawrence J. Edwards                 2001   $180,000     $190,661      $31,644(3)
  Executive Vice President,
    Treasurer and Director

Alan Meister                        2001   $169,067     $ 42,123      $21,280(4)
  Chief Accounting Officer

----------
(1) Includes $16,626 in life insurance premiums and a $7,200 401(k) matching contribution paid by Medical Capital Corporation..
(2) Includes $7,176 in life insurance premiums paid by Medical Capital Corporation..
(3)  Includes  $15,644 in life  insurance  premiums,  a $4,000  401(k)  matching contribution and a $12,000 auto allowance paid by Medical Capital Corporation..
(4)  Includes  $2,680  in life  insurance  premiums,  a $6,600  401(k)  matching contribution and a $12,000 auto allowance paid by Medical Capital Corporation.

     The above compensation table does not include fringe benefits made available on a nondiscriminatory basis to all of Medical Capital Corporation's employees like group health insurance, dental insurance, long-term disability insurance, vacation and sick-leave. In addition, Medical Capital Corporation makes available non-monetary benefits to some of its executive officers, with the aggregate value of these benefits in the case of each executive officer listed in the above table being less than the lesser of (1) ten percent of the cash compensation paid to each such executive officer, or (2) $50,000, and is not included in the above table.

     COMPENSATION OF DIRECTORS. Each non-employee director serving on the Company's board of directors receives an annual fee of $12,000, paid quarterly. In addition, each non-employee director receives a fee of $2,000 for each board meeting attended and $500 for each committee meeting attended by that director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains information concerning the persons, including any "group", who the Company knows to be the beneficial owner of more than 5% of any class of voting securities of its parent, Medical Capital Holdings. It also shows the voting securities of the Company's parent owned by the Company's directors and executive officers individually, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting power and investment power over the shares indicated. All information is as of February 15, 2002. As of that date, 13,782,222 shares of common stock of Medical Capital Holdings were issued and outstanding.

                                                     NUMBER           PERCENT
           NAME OF BENEFICIAL OWNER                 OF SHARES        OF CLASS(1)
           ------------------------                -----------       -----------
Sidney M. Field                                     3,294,333(2)        23.9%
  2100 South State College Blvd.
  Anaheim, California 92806
Lawrence J. Edwards                                 3,313,334(3)        24.0%
  2100 South State College Blvd.
  Anaheim, California 92806
Joseph L. Lampariello                               2,500,000           18.1%
  2100 South State College Blvd.
  Anaheim, California 92806
Alan J. Meister                                       100,000(4)          *
  2100 South State College Blvd.
  Anaheim, California 92806
Joseph J. DioGuardi                                         0             *
  2100 South State College Blvd.
  Anaheim, California 92806
Gary L. Nielsen                                             0             *
  2100 South State College Blvd.
  Anaheim, California 92806
Robert B. MacDonald                                 3,333,333(5)        24.2%
  2100 South State College Blvd.
  Anaheim, California 92806
LAM Irrevocable Trust                               3,333,333(5)        24.2%
  Private Trust Corporation Ltd., Charlotte
  House, PO Box N65, Nassau, Bahamas
Medical Receivables Management Group, LLC           1,170,222            8.5%
  251 Jeanell Drive, No. 3, Carson City, Nevada
  89703
JEBAJ Management Corp.                              3,093,333(6)        22.4%
  251 Jeanell Drive, No. 3, Carson City, Nevada
  89703
Directors and Executive Officers as a Group        12,541,000           91.0%
  (7 persons)

----------
*    Less than 1%.
(1) Share amounts are rounded to the nearest whole number. All shares not outstanding but which may be acquired by a stockholder within 60 days by the exercise of any stock option or any other right, are deemed outstanding for the purpose of calculating beneficial ownership and computing the percentage of the class beneficially owned by that shareholder, but not by any other shareholder.
(2) Includes 201,000 shares owned directly by Mr. Field and 3,093,333 shares which Mr. Field holds the power to vote through an agreement with the owner of those shares, JEBAJ Management Corp.
(3) Owned by the Lawrence J. Edwards Revocable Living Trust for which Mr. Edwards is the trustee.
(4) Includes 20,000 shares Mr. Meister can acquire upon the exercise of outstanding stock options.
(5) Mr. MacDonald holds the power to vote these shares through a proxy from the Trustee of Lam Irrevocable Trust.
(6)  Mr. Field has the power to vote these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is a wholly owned subsidiary of Medical Capital Holdings. It relies on some of the other wholly owned subsidiaries of Medical Capital Holdings, like Medical Capital Corporation and MediTrak, to provide services to it. The Company pays fees to these affiliates for providing services to it, regardless of whether or not the business is profitable (see Note 8, Related Party Transactions in the "Notes to Financial Statements."). Since the Company is under common control with these affiliates, the agreements and arrangements under which they provide services to the Company were not made through independent arm's length negotiations. However, the Company believes the fees it pays for these services are similar to those that an independent third-party would charge for providing the same services.

Some members of the Company's management team also work for and are compensated by its affiliates, and are in some cases shareholders of its common corporate parent, Medical Capital Holdings. Accordingly, their interests in the administrator and the servicer, or other of its affiliates, may conflict with their responsibilities to the Company. The Company has an agreement among its parent and its other affiliates where it will be charged a fee for the overhead attributable to its operations.

The Company believes that its affiliates have sufficient experience in regard to the kinds and nature of the services they will be providing to the Company so that its needs for these services will be competently and adequately met. Further, the Company believes that the compensation the affiliates will receive for rendering the services to it, whether from affiliates or third parties, is reasonable and no more than the usual and customary amounts paid for those types of services by independent third parties. However, there can be no assurance that there are not now, or may in the future, be unrelated businesses that might be able to provide similar services to the Company in a more efficient, competent and less costly manner. Also, there can be no assurance that the Company's affiliates will be able to continue to provide services to it. In the event that one of its affiliates is not able to perform services, there can be no assurance that a suitable replacement can be located without incurring substantial expense and risk of deterioration in servicing the receivables.

Medical Capital Corporation will be the administrator for the receivables. The amount that the face value of a receivable is discounted when the receivable is purchased will be determined by the administrator based on the underwriting criteria it has established. The Company could be adversely affected if the administrator requires the provider's receivables to be discounted at higher rates than those the provider is accustomed to receiving. This could result in providers being unwilling to sell, or discouraged from selling all, their receivables to the Company. The administrator also underwrites receivables that may be purchased by its affiliates. The administrator will attempt to allocate new providers fairly among its various affiliates, but there can be no assurance that the allocation may not ultimately be unfair to the Company.

MediTrak will be the servicer of the receivables. MediTrak will be compensated for its services by receiving a fee for each claim posted on its tracking system. For some clients with a minimal number of monthly claims being posted, a minimum monthly servicing fee will be charged. For a more detailed description of the functions of the administrator and the servicer, see the section entitled BUSINESS above.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT                             DESCRIPTION
-------                             -----------

3.01        Articles of Incorporation of Medical Capital Management, Inc.(1)

3.02        Bylaws of Medical Capital Management, Inc.(1)

4.01 Second Amended and Restated Note Issuance and Security Agreement, dated April 10, 2002, between Medical Capital Management, Inc. and Zions First National Bank, as trustee.(2)

10.01 Master Servicing Agreement between Medical Capital Management, Inc. and Medical Tracking Services, Inc.(1)

10.02 Administrative Services Agreement, dated August 4, 2000, between Medical Capital Management, Inc. and Medical Capital Corporation.(1)

11.01       Statement regarding computation of per share earnings.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 333-45464.
(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 333-81166, filed April 12, 2002.

     (b) The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDICAL CAPITAL MANAGEMENT, INC.


Date: April 12, 2002                   By /s/ Sidney M. Field
                                          --------------------------------------
                                          Sidney M. Field, President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.

Date: April 12, 2002                    By /s/ Sidney M. Field
                                          --------------------------------------
                                          Sidney M. Field, President, Chief
                                          Executive Officer and Director


Date: April 12, 2002                   By /s/ Lawrence J. Edwards
                                          --------------------------------------
                                          Lawrence J. Edwards, Vice President,
                                          Treasurer and Director


Date: April 12, 2002                   By /s/ Alan Meister
                                          --------------------------------------
                                          Alan Meister, Chief Accounting Officer
                                          (Chief Financial Officer)


Date: April 12, 2002                   By /s/ Joseph J. Lampariello
                                          --------------------------------------
                                          Joseph J. Lampariello, Chief Operating
                                          Officer, Secretary and Director


Date: April 12, 2002                   By /s/ Joseph J. DioGuardi
                                          --------------------------------------
                                          Joseph J. DioGuardi, Director


Date: April 12, 2002                   By /s/ Robert B. MacDonald
                                          --------------------------------------
                                          Robert B. MacDonald, Director


Date: April 12, 2002                   By /s/ Gary L. Nielsen
                                          --------------------------------------
                                          Gary L. Nielsen, Director

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS FOR THE PERIOD SINCE INCEPTION ON AUGUST 4, 2000 TO DECEMBER 31, 2001:

                                                                            Page
                                                                            ----
Independent Auditors' Report.................................................F-2
Balance Sheet................................................................F-3
Statements of Income ........................................................F-4
Statement of Stockholder's Equity............................................F-5
Statement of Cash Flows......................................................F-6
Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Medical Capital Management, Inc.
Anaheim, California

We have audited the accompanying balance sheet of Medical Capital Management, Inc., as of December 31, 2001, and the related statements of income, stockholder's equity and cash flows for the year then ended and for the period from inception of operations on August 4, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Capital Management, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from inception of operations on August 4, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
March 28, 2002

                        MEDICAL CAPITAL MANAGEMENT, INC.
                                  BALANCE SHEET

                                                                    December 31,
                                                                       2001
                                                                    -----------
ASSETS:
Current assets:
  Cash and cash equivalents .....................................   $ 2,093,897
  Medical receivables, net of discount reserves of $195,836 .....    15,443,166
  Interest receivable on notes ..................................        35,858
  Notes receivable ..............................................     4,045,000
                                                                    -----------
        Total current assets ....................................    21,617,921
                                                                    -----------
        Total assets ............................................   $21,617,921
                                                                    ===========

LIABILITIES AND  STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued expenses - due to Parent and affiliates ...............   $    49,007
  Accrued expenses - trade ......................................        58,129
  Interest payable ..............................................       139,069
  Income taxes payable ..........................................        25,468
  Notes payable - current .......................................     6,775,000
                                                                    -----------
        Total current liabilities ...............................     7,046,673

Notes payable - long term, net of deferred offering
  costs of $172,124 and commissions of $995,944 .................    10,273,932
                                                                    -----------
      Total liabilities .........................................    17,320,605
                                                                    -----------

STOCKHOLDER'S EQUITY:
  Preferred stock - par value $0.01 (10,000 shares
    authorized, no shares issued and outstanding) ...............            --
  Common stock - par value $0.01 (10,000 shares
    authorized, 2,000 shares issued and outstanding) ............            20
  Additional paid-in capital ....................................     4,250,000
  Retained earnings .............................................        47,296
                                                                    -----------
        Total stockholder's equity ..............................     4,297,316
                                                                    -----------
        Total liabilities and stockholder's equity ..............   $21,617,921
                                                                    ===========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                              STATEMENTS OF INCOME

                                                                For the period
                                                Year ended    since inception to
                                                December 31,     December 31,
                                                   2001              2000
                                                 ----------       ----------
DISCOUNT REVENUES:
  Discount fees, including related party
    fees of $950,661 .........................   $1,645,912       $       --
                                                 ----------       ----------

COST OF REVENUES:
   Administration fees, related party ........      439,656               --
                                                 ----------       ----------
GROSS PROFIT .................................    1,206,256               --
                                                 ----------       ----------

OPERATING EXPENSES:
  Interest expense, net ......................      635,437               --
  Advertising ................................      207,618               --
  Professional services ......................       58,998               --
  Trustee fees ...............................       56,750               --
  Legal expenses .............................       53,064               --
  Directors' fees ............................       44,000               --
  Travel and entertainment ...................       35,745               --
  Service fees, related party ................       33,824               --
  Other ......................................        8,056               --
                                                 ----------       ----------
      Total operating expenses ...............    1,133,492               --
                                                 ----------       ----------

INCOME BEFORE TAXES ..........................       72,764               --
                                                 ----------       ----------
Provision for income tax .....................       25,468               --
                                                 ----------       ----------
NET INCOME ...................................   $   47,296       $       --
                                                 ==========       ==========

Weighted average number of common
shares outstanding - basic and diluted .......        1,750            1,000
                                                 ==========       ==========

Net income per common share -
  basic and diluted ..........................   $    27.03       $     0.00
                                                 ==========       ==========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         For the period
                                                       Year ended      since inception to
                                                    December 31, 2001   December 31, 2000
                                                    -----------------   -----------------
Cash flows used for operating activities:
  Net income ......................................   $     47,296        $         --
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
    Amortization of deferred offering costs and
      commissions..................................        289,477                  --
  Changes in assets and liabilities:
    Increase in medical receivables ...............    (15,443,166)                 --
    Increase in interest receivable ...............        (35,858)                 --
    Decrease in accrued expenses - due to Parent ..        (37,801)                 --
    Increase in accrued expenses - trade ..........         58,129                  --
    Increase in interest payable ..................        139,069                  --
    Increase in income taxes payable ..............         25,468                  --
                                                      ------------        ------------
Net cash used for operations ......................    (14,957,386)                 --
                                                      ------------        ------------

Cash flows used for investing activities:
  Increase in notes receivables ...................     (4,045,000)                 --
                                                      ------------        ------------
Net cash used for investing activities ............     (4,045,000)                 --
                                                      ------------        ------------

Cash flows from financing activities:
  Proceeds from issuance of debt, net .............     18,217,000                  --
  Payments on offering costs and commissions ......     (1,370,737)                 --
  Proceeds from sale of common stock ..............        249,920                 100
  Proceeds from paid-in capital ...................      4,000,000                  --
                                                      ------------        ------------
Net cash provided by financing activities .........     21,096,183                 100
                                                      ------------        ------------
Net increase in cash and cash equivalents .........      2,093,797                 100
Cash at beginning of year/period ..................            100                  --
                                                      ------------        ------------
Cash and cash equivalents at end of year/period ...   $  2,093,897        $        100
                                                      ============        ============

Supplemental disclosure of cash flow items:
  Income taxes paid ...............................   $         --        $         --
  Interest paid ...................................   $    380,122        $         --

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
      FOR THE PERIOD SINCE INCEPTION ON AUGUST 4, 2000 TO DECEMBER 31, 2001

                                          Common stock             Additional                      Total
                                     -------------------------      paid-in        Retained     stockholder's
                                       Shares         Amount        capital        earnings        equity
                                     ----------     ----------     ----------     ----------     ----------
Issuance of common stock at
  inception on August 4, 2000             1,000     $       10     $       90     $       --     $      100

Net income for the period from
  inception on August 4, 2000
  to December 31, 2000                       --             --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------
Balance - December 31, 2000               1,000             10             90             --            100

Sale of common stock to Parent
  on March 31, 2001                       1,000             10        249,910             --        249,920

Paid in capital from Parent on
  August 29, 2001                                                   4,000,000                     4,000,000

Net income for the twelve months
  ended December 31, 2001                    --             --             --         47,296         47,296
                                     ----------     ----------     ----------     ----------     ----------
Balance - December 31, 2001               2,000     $       20     $4,250,000     $   47,296     $4,297,316
                                     ==========     ==========     ==========     ==========     ==========

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS
       FOR THE PERIOD SINCE INCEPTION AUGUST 4, 2000 TO DECEMBER 31, 2001

1. OPERATIONS OF THE COMPANY

ORGANIZATION:

Medical Capital Management, Inc. was incorporated in the state of Delaware on August 4, 2000. It maintains its corporate office in Anaheim, California. The Company is wholly owned by Medical Capital Holdings, Inc. (Parent).

BUSINESS ACTIVITY:

The Company was organized to purchase the insured portion of medical receivables from medical providers including physicians, clinics, hospitals, nursing homes and other providers of healthcare services throughout the United States. The medical receivables are purchased at a discount to the full amount of the claim. The Company also seeks other investments that will enhance its financial position.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES:

The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH AND CASH EQUIVALENTS:

For the purposes of the statement of cash flows, cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less that are not securing any corporate obligations.

The Company maintains its cash in bank deposit accounts, which at times, may exceed the federally insured limits. The Company has not experienced any losses in its accounts.

DISCOUNTS EARNED ON MEDICAL RECEIVABLES:

Medical receivables are recorded at cost when purchased by the Company. Gross receivables are adjusted to cost for the purchase discount and reserves based on the estimated ultimate collectible amount due to the Company. Discounts on medical receivables are recognized as earned over a period ranging 1-270 days using a method that approximates the interest method.

The Company has established a "discount reserve" on a per client basis based upon its preliminary underwriting criteria, collection history, and ongoing credit and underwriting policies. These reserves are deducted from discount revenue. The Company anticipates the receivables upon which these reserves are based to be collected and earned within the provider contract period. As of December 31, 2001 and 2000, this reserve was $195,836 and $0, respectively.

PROVIDER CONCENTRATION:

As of December 31, 2001, medical receivables purchased by the Company from two providers amounted to approximately to 80% of the outstanding balance of the total receivables due to the Company.

RESERVE FOR LOSSES:

The reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 1-270 days. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the twelve months ended December 31, 2001 and for the period since inception to December 31, 2000, no reserves for losses were needed.

COMMISSIONS:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the twelve months ended December 31, 2001, the Company paid and capitalized $1,185,407 in commissions, of which, $189,463 was amortized during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents which approximate fair value) and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For Federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 35% of net income before taxes. As of December 31, 2001, Company's provision for income taxes was $25,468.

RECENT ACCOUNTING PRONOUNCMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations since the Company has not participated in any activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

3. NOTES RECEIVABLE

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

                                                                         2001
                                                                      ----------
Physician-Client, 18%, interest only paid monthly,
  due July 15, 2002                                                   $  300,000
Skilled Nursing Facility, 16%, interest only paid monthly,
  due September 18, 2002                                                 745,000
Medical Group, 16%, interest only paid monthly,
  due November 12, 2002                                                3,000,000
                                                                      ----------
                                                                      $4,045,000
                                                                      ----------

4. DEFERRED OFFERING COSTS

Deferred Offering Costs consist of costs incurred for the Company's registration of debt securities on Form SB-2 as filed with the Securities and Exchange
Commission, which was declared effective February 6, 2001. These costs are amortized over the weighted term of the securities using the interest method. As of December 31, 2001, the Company had incurred $272,138 in deferred offering costs, of which, the unamortized balance amounted to $172,124. Amortization expense amounted to $100,014 for the twelve months ended December 31, 2001 and is included in the interest expense, net.

5. NOTES PAYABLE

The Company  issues  notes,  secured by medical  receivables,  for cash  through
several   broker-dealers  as  filed  on  its  registration  statement  with  the
Securities and Exchange Commission. These notes consist of the following:

                 RATE                  MATURITY DATE           DECEMBER 31, 2001
                 ----                  -------------           -----------------
Class A          9.00%           1 year from issuance date        $ 5,619,000
Class A          8.00%           1 year from issuance date          1,181,000
Class B          9.75%           2 years from issuance date         3,308,000
Class B          8.75%           2 years from issuance date           751,000
Class C         10.25%           3 years from issuance date         2,650,000
Class C          9.25%           3 years from issuance date           661,000
Class D         10.75%           4 years from issuance date         3,174,000
Class D          9.75%           4 years from issuance date           873,000
                                                                  -----------
Total face value of notes payable..............................   $18,217,000
Less unamortized offering costs and commissions................    (1,168,068)
                                                                  -----------
                                                                   17,048,932
Less current maturities........................................     6,775,000
                                                                  -----------
                                                                  $10,273,932
                                                                  ===========

The maturities of notes payable as of December 31, 2001 are as follows:

                     2002                      $ 6,775,000
                     2003                        4,084,000
                     2004                        3,311,000
                     2005                        4,047,000
                                               -----------
                                               $18,217,000
                                               ===========

6. INTEREST TO SECURED NOTEHOLDERS

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates. On October 29, 2001, the Company's Board of Directors voted to lower the rates on its secured notes effective for notes issued on or after November 5, 2001 as follows: Class A to 8.00%; Class B to 8.75%; Class C to 9.25%; and Class D to 9.75%. The effective interest rates approximate 4% higher than the stated rates due to the amortization of deferred offering costs and commissions treated as interest expense.

7. STOCKHOLDER'S EQUITY

During August 2000, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $100 in cash. On March 31, 2001, the Company issued 1,000 shares of its $.01 par value common stock to its Parent in consideration for $249,920. On August 29, 2001, the Company received $4,000,000 in paid-in capital from its Parent.

8. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

The Company has entered into an Administrative Services Agreement with Medical Capital Corporation ("MCC"), who is the administrator in purchasing and monitoring the healthcare receivables the Company purchases. Medical Capital Corporation is compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services. For the year ended December 31, 2001, the Company incurred expenses of $439,656 in administrative services provided by MCC.

The Company has entered into a Master Servicing Agreement with Medical Tracking Services, Inc. ("MTS"). MTS is compensated for servicing the receivables that are purchased. Servicing fees incurred for the year ended December 31, 2001 were $33,824.

On August 29, 2001, the Company purchased medical receivables from its Parent with a book value of $9,386,309 in consideration of $4,546,861 in cash and $4,000,000 in paid-in capital with the balance included in the calculation of discount revenue earned and reserve (deferred).

On December 31, 2001, the Company purchased medical receivables from its Parent with a book value of $1,701,892 in consideration of $1,541,189 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred).

9. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. As of December 31, 2001, the trustee fees incurred for the year of $56,750 were completely amortized.

10. EARNINGS PER SHARE

The Company computes net earnings per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common equivalent shares outstanding during the period. As of December 31, 2001, there were no common stock equivalents.

11. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

12. SUBSEQUENT EVENTS

SB-2 FILING:

The Company filed a registration statement on January 18, 2002 with the Securities and Exchange Commission, registering for sale up to $100,000,000 in principal amount of secured notes. The proceeds of the offering, if any, will be used primarily to acquire healthcare receivables. These notes will only be offered for sale by means of a final prospectus.

Subsequent to December 31, 2001, the Company sold an additional $8,239,000 of its secured notes under its previous offering.