Form 10QSB
period 2002-03-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2002-05-15
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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


     As of April 30, 2002, there were 2,000 shares of the registrant's sole class of common stock issued and outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                     March 31,
                                                                       2002
                                                                   ------------
ASSETS:
Current assets:
  Cash and cash equivalents .....................................  $  3,434,054
  Medical receivables, net of discount reserves of $ 265,000 ....    20,926,686
  Prepaid trustee fee ...........................................        45,243
  Interest receivable on notes ..................................        29,448
  Income tax receivable .........................................        25,468
  Notes receivable ..............................................     4,045,000
                                                                   ------------
    Total current assets ........................................    28,505,899
                                                                   ------------
    Total assets ................................................  $ 28,505,899
                                                                   ============
LIABILITIES AND  STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued expenses - due to Parent and affiliates ...............  $     22,554
  Accrued expenses - trade ......................................        90,958
  Interest payable ..............................................       205,285
  Notes payable - current .......................................    10,196,000
                                                                   ------------
    Total current liabilities ...................................    10,514,797

Notes payable - long term, net of deferred offering costs of
 $150,977 and commissions of $1,463,329 .........................    15,259,694
                                                                   ------------
    Total liabilities ...........................................    25,774,491
                                                                   ------------
STOCKHOLDER'S EQUITY:
  Preferred stock - par value $0.01 (10,000 shares authorized,
   no shares issued and outstanding) ............................            --
  Common stock - par value $0.01 (10,000 shares authorized,
   2,000 shares issued and outstanding) .........................            20
  Additional paid-in capital ....................................     3,000,000
  Accumulated deficit ...........................................      (268,612)
                                                                   ------------
     Total stockholder's equity .................................     2,731,408
                                                                   ------------
     Total liabilities and stockholder's equity .................  $ 28,505,899
                                                                   ============

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three months ended  Three months ended
                                           March 31, 2002      March 31, 2001
                                           --------------      --------------
DISCOUNT REVENUES:
  Discount fees, including related party
   fees of $479,555 ......................    $ 902,243           $      --
                                              ---------           ---------
COST OF REVENUES:
  Administration fees, related party .....      407,124                  --
                                              ---------           ---------
GROSS PROFIT .............................      495,119                  --
                                              ---------           ---------
OPERATING EXPENSES:
  Interest expense, net ..................      596,173                 452
  Advertising ............................       88,731                  --
  Professional services ..................       60,647               3,750
  Service fees, related party ............       25,524                  --
  Legal expenses .........................       21,023                  --
  Directors' fees ........................       11,000                  --
  Travel and entertainment ...............       18,173                  --
  Trustee fees ...........................        9,049              14,188
  Other ..................................        6,175                  --
                                              ---------           ---------
    Total operating expenses .............      836,495              18,390
                                              ---------           ---------

LOSS BEFORE TAXES ........................     (341,376)            (18,390)
                                              ---------           ---------
Provision (benefit) for income tax .......      (25,468)                 --
                                              ---------           ---------
NET LOSS .................................    $(315,908)          $ (18,390)
                                              =========           =========
Weighted average number of common
 shares outstanding - basic and diluted ..        2,000               1,333
                                              =========           =========
Net loss per common share - basic and
 diluted .................................    $ (157.95)             (13.80)
                                              =========           =========

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three months ended   Three months ended
                                                          March 31, 2002       March 31, 2001
                                                          --------------       --------------
Cash flows used for operating activities:
  Net loss ...........................................      $  (315,908)         $   (18,390)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
    Amortization of deferred offering costs and
     commissions .....................................          223,588                   87
    Amortization of prepaid trustee fee ..............            9,049               14,188
  Changes in assets and liabilities:
    Increase in medical receivables ..................       (5,483,520)                  --
    Increase in interest receivable ..................            6,410                   --
    Decrease in prepaid trustee fee ..................          (54,292)             (56,750)
    Decrease in accrued expenses - due to Parent .....          (26,453)             (55,991)
    Increase in accrued expenses - trade .............           32,829                3,750
    Increase in interest payable .....................           66,216                  366
    Decrease in income taxes payable .................          (50,936)                  --
                                                            -----------          -----------
Net cash used for operations .........................       (5,593,017)            (112,740)
                                                            -----------          -----------
Cash flows from financing activities:
  Proceeds from issuance of debt, net ................        8,853,000               96,000
  Payments on offering costs and commissions .........         (669,826)            (137,179)
  Payment of dividend, related party .................       (1,250,000)                  --
  Proceeds from sale of common stock .................               --              249,910
  Proceeds from paid-in capital ......................               --                   10
                                                            -----------          -----------
Net cash provided by financing activities ............        6,933,174              208,741
                                                            -----------          -----------
Net increase in cash and cash equivalents ............        1,340,157               96,001
Cash at beginning of year/period .....................        2,093,897                  100
                                                            -----------          -----------
Cash and cash equivalents at end of year/period ......      $ 3,434,054          $    96,101
                                                            ===========          ===========
Supplemental disclosure of cash flow items:
  Income taxes paid ..................................      $        --          $        --
  Interest paid ......................................      $   546,246          $     1,418

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The financial statements should be read in conjunction with the financial statements included in the annual report of the Company on Form 10-KSB for the year ended December 31, 2001.

USE OF ESTIMATES:

The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. The financial statements should be read in conjunction with the financial statements included in the annual report of the Company on Form 10-KSB for the year ended December 31, 2001.

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

The Company has established a "discount reserve" on a per client basis based upon its preliminary underwriting criteria, collection history, and ongoing credit and underwriting policies. These reserves are deducted from discount revenue. The Company anticipates the receivables upon which these reserves are based to be collected and earned within the provider contract period. As of March 31, 2002 and 2001, this reserve was $265,000 and $0, respectively.

PROVIDER CONCENTRATION:

As of March 31, 2002, medical receivables purchased by the Company from three providers amounted to approximately to 95% of the outstanding balance of the total receivables due to the Company.

RESERVE FOR LOSSES:

The reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 1-270 days. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the three months ended March 31, 2002 and 2001, no reserves for losses were needed.

COMMISSIONS:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the three months ended March 31, 2002 and 2001, the Company capitalized commissions of $649,931 and $1,505 respectively, and amortized $192,191 and $87 during the periods, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents which approximate fair value) and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For Federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 40% of net income before taxes. As of March 31, 2002 and 2001, Company's provision (benefit) for income taxes was $(25,468) and $0, respectively.

3. NOTES RECEIVABLE

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

                                                                    2001
                                                                 ----------
    Physician-Client, 18%, interest only paid monthly,
      due July 15, 2002 ......................................   $  300,000
    Skilled Nursing Facility, 16%, interest only paid monthly,
      due September 18, 2002 .................................      745,000
    Medical Group, 16%, interest only paid monthly,
      due November 12, 2002 ..................................    3,000,000
                                                                 ----------
                                                                 $4,045,000
                                                                 ----------

4. DEFERRED OFFERING COSTS

Deferred Offering Costs consist of costs incurred for the Company's registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission on February 6, 2001 and January 18, 2002. These costs are amortized over the weighted term of the securities using the interest method. For the three months ended March 31, 2002 and 2001, the Company paid and capitalized deferred offering costs of $10,250 and $135,674 respectively, of which, $31,397 and $0 was amortized and included in the net interest expense during the periods, respectively.

5. NOTES PAYABLE

The Company  issues  notes,  secured by medical  receivables,  for cash  through
several   broker-dealers  as  filed  on  its  registration  statement  with  the
Securities and Exchange Commission. These notes consist of the following:

          RATE          MATURITY DATE                        MARCH 31, 2002
          ----          -------------                        --------------
Class A   9.00%  1 year from issuance date                    $ 5,569,000
Class A   8.00%  1 year from issuance date                      4,414,000
Class B   9.75%  2 years from issuance date                     3,258,000
Class B   8.75%  2 years from issuance date                     3,019,000
Class C  10.25%  3 years from issuance date                     2,650,000
Class C   9.25%  3 years from issuance date                     1,475,000
Class D  10.75%  4 years from issuance date                     3,227,000
Class D   9.75%  4 years from issuance date                     3,458,000
                                                              -----------
Total face value of notes payable.........................    $27,070,000
Less unamortized offering costs and commissions...........     (1,614,306)
                                                              -----------
                                                               25,455,694
Less current maturities...................................     10,196,000
                                                              -----------
                                                              $15,259,694
                                                              ===========

The maturities of notes payable as of March 31, 2002 are as follows:

                    2002            $ 9,983,000
                    2003              6,277,000
                    2004              4,125,000
                    2005              6,685,000
                                    -----------
                                    $27,070,000
                                    ===========

6. INTEREST TO SECURED NOTEHOLDERS

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates. The current rates on the Company's secured notes are as follows: Class A to 8.00%; Class B to 8.75%; Class C to 9.25%; and Class D to 9.75%. The effective interest rates approximate 4% higher than the stated rates due to the amortization of deferred offering costs and commissions treated as interest expense.

7. STOCKHOLDER'S EQUITY

On April 23, The Company's Board of Directors approved a dividend of $1,250,000 to our stockholder and Parent, Medical Capital Holdings, Inc.

8. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

The Company has entered into an Administrative Services Agreement with Medical Capital Corporation ("MCC"), who is the administrator in purchasing and monitoring the healthcare receivables the Company purchases. Medical Capital Corporation is compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services. For the three months ended March 31, 2002 and 2001, the Company incurred administrative fees provided by MCC of $407,124 and $0, respectively.

The Company has entered into a Master Servicing Agreement with Medical Tracking Services, Inc. ("MTS"). MTS is compensated for servicing the receivables that are purchased. Servicing fees incurred for the three months ended March 31, 2002 and 2001 were $25,524 and $0, respectively.

On January 24, 2002, the Company purchased medical receivables from its Parent with a book value of $1,193,980 in consideration of $955,183 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred). On March 8, 2002, the Company purchased medical receivables from its Parent with a book value of $1,111,602 in consideration of $999,186 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred). On March 20, 2002, the Company purchased medical receivables from its Parent with a book value of $1,189,113 in consideration of $1,060,772 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred).

9. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all of the Company's Series I notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. For the three months ended March 31, 2002 and 2001, the Company prepaid trustee fees of $54,292 and $56,750 respectively, of which, $9,049 and $14,188 were amortized, respectively.

10. EARNINGS PER SHARE

The Company computes net earnings (loss) per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common equivalent shares outstanding during the period. As of March 31, 2002 and 2001, there were no common stock equivalents.

11. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (UNAUDITED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The Company was formed on August 4, 2000 and operations did not commence until after the first quarter of 2001. Therefore, the Company had no revenue for the three months ended March 31, 2001.

REVENUES. For the three months ended March 31, 2002, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $8,432,415 and earned discount fees on these purchases of $902,243, included related party discount fees of $479,555 from its Parent.

The Company presently holds $265,000 in discount reserves which reduced the Company's discount revenue. Management anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period.

GROSS PROFIT. The gross profit during the three months ended March 31, 2002 was $495,119, which arose from gross discount revenues of $971,407, less the change in discount reserves of $69,164, and administration fees incurred of $407,124. The administration fees, related party, were 4.8% of the total ENR.

OPERATING EXPENSES. The Company's total operating expenses for the three months ended March 31, 2002 were $836,495. Expenses consisted primarily of $596,173 in interest expense, which consists of interest expense of $547,065 plus amortized commissions of $192,191 and amortized deferred offering cost of $31,397 less interest earned of $174,480. Interest earned included $163,300 on the Company's notes receivables of $4,045,000 from various medical providers, and $11,179 on cash and cash equivalents. The Company also incurred $88,731 in advertising expense, which is expensed as incurred. For the three months ended March 31, 2001, the Company's total operating expenses were $18,390.

INCOME TAX EXPENSE. For the three months ending March 31, 2002 and 2001, the provision (benefit) for income taxes was $(25,468) and $0, respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET LOSS. The Company had a net loss of $315,908 or basic and diluted net loss per common share of $157.95 for the three months ended March 31, 2002. The net loss of the Company resulted primarily from gross profit of $495,119 on the purchase of medical receivables for the three months ended March 31, 2002 being less than administration and operating expenses over the same period. For the rest of 2002, the Company anticipates greater discount revenues on purchases from new providers as well as additional discount fees on purchases from the present healthcare providers. Consequently, the Company expects its revenues and profits to rise during the rest of the fiscal year ending December 31, 2002.

Still, due to numerous economic, competitive and regulatory risks, any or all of which may have a material adverse impact upon the Company's operations, there can be no assurance that it will be able to successfully purchase healthcare receivables and/or acquire a business which generates significant revenues or achieves a level of profits which will permit the Company to pay the interest and principal payments on notes when due. However, the Company believes cash available from the net offering proceeds will be sufficient to fund all general and administrative expenses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, the Company received $8,853,000 in cash from the issuance of notes. These funds were obtained by the Company on its public offering of secured notes. During the three months ended March 31, 2002, the Company used $7,500,367 to purchase medical receivables, and received collections on medical receivables of $2,460,046. As of March 31, 2002, the Company maintained $3,434,054 in cash and cash equivalents, which it seeks to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From the Company's inception on August 4, 2000 to March 31, 2002, the Company has received $27,070,000 from the sale of its notes, used $25,951,602 to purchase medical receivables, and made cash loans of $4,045,000 to providers. The Company had $100,000 in Notes, which matured and were not reinvested. The Company received $6,279,213 in collections on medical receivables over the same period.

Management believes current conditions of the stock exchanges and financial markets are expected to have a favorable impact on the issuance of the Company's secured notes due to the favorable and fixed interest rates offered on its notes. The Company does not believe that inflation has had a significant impact on its operations since its inception.

The Company's management consists of officers and employees employed by Medical Capital Corporation. Their salaries and benefits are paid by Medical Capital Corporation. The Company's operating expenses will be reimbursed from the net offering proceeds or from cash flow generated from its operations.

RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2002 and 2001, MCC was compensated for the underwriting and administration of the healthcare receivables which the Company purchased of $407,124 and $0, respectively. For the three months ended March 31, 2002 and 2001, MTS was compensated for servicing the Company's receivables of $25,524 and $0, respectively.

On January 24, 2002, the Company purchased medical receivables from its Parent with a book value of $1,193,980 in consideration of $955,183 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred). On March 8, 2002, the Company purchased medical receivables from its Parent with a book value of $1,111,602 in consideration of $999,186 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred). On March 20, 2002, the Company purchased medical receivables from its Parent with a book value of $1,189,113 in consideration of $1,060,772 in cash with the balance included in the calculation of discount revenue earned and reserve (deferred).

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of the statement did not have a material impact on the Company's financial position or results of operations since the Company has not participated in any activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have any impact on the Company's financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for disposition of long-lived assets. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have any impact on the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On February 6, 2001, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2, File No. 333-45464, effective. Shortly thereafter, the Registrant commenced the public offering of its Redeemable Secured Notes, Series I ("Notes"). The proceeds of the offering were used primarily to acquire healthcare receivables. At of the end of the offering period, the Registrant had received net proceeds from the offering of Notes in the amount of $22,633,451 net of deferred offering costs of $272,138 and sales commissions of $1,669,411.

On January  18,  2002,  the  Company  filed a  registration  statement  with the
Securities and Exchange Commission, registering the public offering of $100,000,000 in Redeemable Secured Notes. The proceeds of the offering will be used primarily to acquire healthcare receivables. These Notes are offered for sale by means of a final prospectus. The Registrant's offering of Notes is currently ongoing. As of March 31, 2002, the Registrant has received net proceeds from the offering of Notes in the amount of $2,366,475 net of deferred offering costs of $10,250 and sales commissions of $118,275.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL CAPITAL MANAGEMENT, INC.


Date: May 15, 2001                      By /s/ Sidney M. Field
                                           -------------------------------------
                                           Sidney M. Field,
                                           President, Chief Executive Officer
                                           and Director


Date: May 15, 2001                      By /s/ Alan Meister
                                           -------------------------------------
                                           Alan Meister,
                                           Chief Accounting Officer
                                           (Chief Financial Officer)