Form 10QSB
period 2002-06-30
MEDICAL CAPITAL MANAGEMENT INC
filed 2002-08-14
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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


     As of July 15, 2002, there were 2,000 shares of the registrant's sole class of common stock issued and outstanding.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                     June 30,
                                                                       2002
                                                                   ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  1,428,516
  Medical receivables, net of discount reserves of $ 295,000 ...     30,612,685
  Prepaid trustee fee ..........................................         31,670
  Receivable from Parent and affiliates ........................         30,741
  Income tax receivable ........................................         25,468
  Notes receivable .............................................      4,045,000
                                                                   ------------
        Total current assets ...................................     36,174,080
                                                                   ------------
        Total assets ...........................................   $ 36,174,080
                                                                   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued expenses - trade .....................................   $    151,908
  Interest payable, net ........................................        274,608
  Notes payable - current ......................................     13,077,000
                                                                   ------------
        Total current liabilities ..............................     13,503,516

Notes payable - long term, net of deferred offering
  costs of $122,327 and commissions of $1,846,086 ..............     20,617,587
                                                                   ------------
        Total liabilities ......................................     34,121,103
                                                                   ------------
STOCKHOLDER'S EQUITY:
  Preferred stock - par value $0.01 (10,000 shares authorized,
    no shares issued and outstanding) ..........................             --
  Common stock - par value $0.01 (10,000 shares authorized,
    2,000 shares issued and outstanding) .......................             20
  Additional paid-in capital ...................................      3,000,000
  Accumulated deficit ..........................................       (947,043)
                                                                   ------------
        Total stockholder's equity .............................      2,052,977
                                                                   ------------
        Total liabilities and stockholder's equity .............   $ 36,174,080
                                                                   ============

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Six months ended June 30,    Three months ended June 30,
                                                    --------------------------    ---------------------------
                                                       2002           2001           2002            2001
                                                    -----------    -----------    -----------     -----------
DISCOUNT REVENUES:
  Discount fees, including related party
    fees of $681,977 (2002) ..................      $ 1,963,010    $        --    $ 1,060,766     $        --
                                                    -----------    -----------    -----------     -----------
COST OF REVENUES:
  Administration fees, related party .........          478,208             --        313,488              --
                                                    -----------    -----------    -----------     -----------
GROSS PROFIT .................................        1,484,802             --        747,278              --
                                                    -----------    -----------    -----------     -----------
OPERATING EXPENSES:
  Interest expense, net ......................        1,458,357         12,517        862,184          12,065
  Salaries and benefits ......................           66,534             --         66,534              --
  Advertising ................................          188,519             --         99,788              --
  Professional services ......................          184,884         10,230         67,466           6,480
  Service fees, related party ................          135,288             --        109,764              --
  Underwriting expenses, related party........          126,000             --             --              --
  Legal expenses .............................          104,529             --         83,506              --
  Sales commissions ..........................           79,764             --         20,132              --
  Travel and entertainment ...................           70,469          3,257         52,296           3,257
  Trustee fees ...............................           22,622         28,375         13,572          14,187
  Directors' fees ............................           22,000         22,000         11,000          22,000
  Occupancy ..................................            4,291             --          4,291              --
  Other ......................................           41,352         12,922         35,177          12,922
                                                    -----------    -----------    -----------     -----------
      Total operating expenses ...............        2,504,609         89,301      1,425,710          70,911
                                                    -----------    -----------    -----------     -----------

LOSS BEFORE TAXES ............................       (1,019,807)       (89,301)      (678,432)        (70,911)
                                                    -----------    -----------    -----------     -----------
Provision (benefit) for income tax ...........          (25,468)             0              0               0
                                                    -----------    -----------    -----------     -----------
NET LOSS .....................................      $  (994,339)   $   (89,301)   $  (678,432)    $   (70,911)
                                                    ===========    ===========    ===========     ===========
Weighted average number of common
shares outstanding - basic and diluted........            2,000          1,500          2,000           2,000
                                                    ===========    ===========    ===========     ===========
Net loss per common share - basic and
  diluted ....................................      $   (497.17)   $    (59.53)   $   (339.22)    $    (35.46)
                                                    ===========    ===========    ===========     ===========

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six months ended   Six months ended
                                                                 June 30, 2002      June 30, 2001
                                                                 -------------      -------------
Cash flows used for operating activities:
  Net loss .................................................      $   (994,339)      $    (89,301)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
    Amortization of deferred offering costs and
      commissions ..........................................           507,871              2,084
    Amortization of prepaid trustee fee ....................            22,622             28,375
  Changes in assets and liabilities:
    Increase in medical receivables ........................       (15,169,519)                --
    Decrease in interest receivable ........................            35,858                 --
    Increase in prepaid trustee fee ........................           (54,292)           (56,750)
    Increase in due to (from) Parent .......................           (79,748)           (86,808)
    Increase in accrued expenses - trade ...................            93,779             11,750
    Increase in interest payable ...........................           135,539              7,485
    Decrease in income taxes payable .......................           (50,936)                --
                                                                  ------------       ------------
Net cash used for operations ...............................       (15,553,165)          (183,165)
                                                                  ------------       ------------
Cash flows provided by (used for) financing activities:
  Proceeds from issuance of debt, net ......................        17,446,000            576,000
  Payments on offering costs and commissions ...............        (1,308,216)          (169,749)
  Payment of dividend, related party .......................        (1,250,000)                --
  Proceeds from sale of common stock .......................                --            249,910
  Proceeds from paid-in capital ............................                --                 10
                                                                  ------------       ------------
Net cash provided by financing activities ..................        14,887,784            656,171
                                                                  ------------       ------------
Net increase (decrease) in cash and cash equivalents .......          (665,381)           473,006
Cash at beginning of year ..................................         2,093,897                100
                                                                  ------------       ------------
Cash and cash equivalents at end of period .................      $  1,428,516       $    473,106
                                                                  ============       ============
Supplemental disclosure of cash flow items:
  Income taxes paid ........................................      $         --       $         --
  Interest paid ............................................      $  1,305,738       $      6,285

SEE ACCOMPANYING NOTES.

                        MEDICAL CAPITAL MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPERATIONS OF THE COMPANY

ORGANIZATION:

Medical Capital Management, Inc. (the "Company") was incorporated in the state of Delaware on August 4, 2000. It maintains its corporate office in Anaheim, California. The Company is wholly owned by Medical Capital Holdings, Inc. (the "Parent").

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

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements included in the annual report of the Company on Form 10-KSB for the year ended December 31, 2001.

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

DISCOUNTS EARNED ON MEDICAL RECEIVABLES:

Medical receivables are recorded at cost when purchased by the Company. Gross receivables are adjusted to cost for the purchase discount and reserves based on the estimated ultimate collectible amount due to the Company. Discounts on medical receivables are recognized as earned over a period ranging from 1-270 days using a method that approximates the interest method.

The Company has established a "discount reserve" on a per client basis based upon its preliminary underwriting criteria, collection history, and ongoing credit and underwriting policies. These reserves are deducted from discount revenue. The Company anticipates the receivables upon which these reserves are based to be collected and earned within the provider contract period. As of June 30, 2002, this reserve was $295,000.

PROVIDER CONCENTRATION:

As of June 30, 2002, medical receivables purchased by the Company from three providers amounted to approximately 81% of the outstanding balance of the total receivables due to the Company.

RESERVE FOR LOSSES:

The reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 1-270 days. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the six months ended June 30, 2002 and 2001, no reserves for losses were needed.

COMMISSIONS:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the six months ended June 30, 2002 and 2001, the Company capitalized commissions of $1,292,773 and $32,077, respectively, and amortized $442,824 and $2,084, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents, which approximate fair value) and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 40% of net income before taxes. For the period ending June 30, 2002 and 2001, the Company's provision (benefit) for income taxes was $(25,468) and $0, respectively.

3. NOTES RECEIVABLE

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

                                                                   2002
                                                                ----------
     Physician-Client, 18%, interest only paid monthly,
        due July 15, 2002 (1)                                   $  300,000

     Skilled Nursing Facility, 16%, interest only paid
        monthly, due September 18, 2002                            745,000
     Medical Group, 16%, interest only paid monthly,
        due November 12, 2002                                    3,000,000
                                                                ----------
                                                                $4,045,000
                                                                ----------

(1)  Expecting to extend an additional six months.

4. DEFERRED OFFERING COSTS

Deferred offering costs consist of costs incurred for the Company's registration of debt securities on Form SB-2, as filed with the Securities and Exchange Commission on February 6, 2001 and January 18, 2002. These costs are amortized over the weighted term of the securities using the interest method. For the six months ended June 30, 2002 and 2001, the Company paid and capitalized deferred offering costs of $15,250 and $137,672, respectively, and amortized $67,047 and $0, respectively. The amortization was included in the net interest expense during the applicable period.

5. NOTES PAYABLE

The Company issues notes that are secured by medical receivables, for cash through several broker-dealers, as filed on its registration statement with the Securities and Exchange Commission. These notes consist of the following:

            Rate                   Maturity Date                 June 30, 2002
            ----                   -------------                 -------------
Class A     9.00%            1 year from issuance date           $   5,410,000
Class A     8.00%            1 year from issuance date               7,425,000
Class B     9.75%            2 years from issuance date              3,212,000
Class B     8.75%            2 years from issuance date              4,678,000
Class C     10.25%           3 years from issuance date              2,650,000
Class C     9.25%            3 years from issuance date              2,401,000
Class C     9.75%            3 years from issuance date                 46,000
Class D     10.75%           4 years from issuance date              3,257,000
Class D     9.75%            4 years from issuance date              6,584,000
                                                                 -------------
Total face value of notes payable.........................          35,663,000
Less unamortized offering costs and commissions...........          (1,968,413)
                                                                 -------------
                                                                    33,694,587
Less current maturities...................................          13,077,000
                                                                 -------------
                                                                 $  20,617,587
                                                                 =============

The maturities of notes payable as of June 30, 2002 are as follows:

                     June 30,                      Amount
                     --------                  ------------
                       2003                    $ 13,077,000
                       2004                      11,005,000
                       2005                       6,108,000
                       2006                       5,473,000
                                               ------------
                                               $ 35,663,000
                                               ============

6. INTEREST TO SECURED NOTEHOLDERS

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates. The current rates on the Company's secured notes are presented in Note 5. The effective interest rates are approximately 4% higher than the stated rates due to the amortization of deferred offering costs and commissions, which are accounted for as interest expense.

7. STOCKHOLDER'S EQUITY

On April 23, 2002, the Company's Board of Directors approved a dividend of $1,250,000 to our stockholder and Parent, Medical Capital Holdings, Inc.

8. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

     The Company has entered into an Administrative Services Agreement with Medical Capital Corporation ("MCC"), who is the administrator in purchasing and monitoring the healthcare receivables the Company purchases. MCC is compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services. For the six months ended June 30, 2002 and 2001, the Company incurred administrative fees provided by MCC of $478,208 and $0, respectively. For the six months ended June 30, 2002 and 2001, the Company incurred underwriting fees provided by MCC of $126,000 and $0, respectively.

     The Company has entered into a Master Servicing Agreement with Medical Tracking Services, Inc. ("MTS"). MTS is compensated for servicing the receivables that are purchased. Servicing fees incurred for the six months ended June 30, 2002 and 2001 were $135,288 and $0, respectively.

     For the six months ended June 30, 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $7,646,949, for which it paid a consideration of $6,964,973 in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

9. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all of the Company's Series I notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. For the six months ended June 30, 2002 and 2001, the Company prepaid trustee fees of $54,292 and $56,750, respectively, of which, $22,622 and $28,375 were amortized, respectively.

10. EARNINGS PER SHARE

The Company computes net earnings (loss) per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common equivalent shares outstanding during the period. As of June 30, 2002 and 2001, there were no common stock equivalents.

11. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

12. RECLASSIFICATION

As of June 30, 2002, certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (UNAUDITED)

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

The Company was formed on August 4, 2000 and operations did not commence until after the first quarter of 2001. Therefore, the Company had no revenue for the six months ended June 30, 2001.

REVENUES. For the six months ended June 30, 2002, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $22,374,306 and earned discount fees on these purchases of $1,963,010, including related party discount fees of $681,164 from its Parent and affiliates.

The Company presently holds $295,000 in discount reserves which reduced the Company's discount revenue. Management anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period.

GROSS PROFIT. The gross profit during the six months ended June 30, 2002 was $1,484,802, which arose from gross discount revenues of $2,062,174, less the change in discount reserves of $99,164, and administration fees incurred of $478,208. The administration fees, related party, were 2.1% of the total ENR.

OPERATING EXPENSES. The Company's total operating expenses for the six months ended June 30, 2002 were $2,504,609. Expenses consisted primarily of $1,458,357 in interest expense, which consists of interest expense of $1,282,940 plus amortized commissions of $442,824 and amortized deferred offering cost of $65,047 less interest earned of $332,454. Interest earned included $312,167 on the Company's notes receivables of $4,045,000 from various medical providers, and $20,287 on cash and cash equivalents. The Company also incurred $188,519 in advertising expense, which is expensed as incurred, and professional services of $184,884. For the six months ended June 30, 2001, the Company's total operating expenses were $89,301.

INCOME TAX EXPENSE. For the six months ending June 30, 2002 and 2001, the provision (benefit) for income taxes was $(25,468) and $0, respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET LOSS. The Company had a net loss of $994,339 or basic and diluted net loss per common share of $497.17 for the six months ended June 30, 2002. The net loss of the Company resulted primarily from gross profit of $1,484,802 on the purchase of medical receivables for the six months ended June 30, 2002 being less than administration and operating expenses over the same period. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company offered at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues. The Company still anticipates greater sales of its notes during the remainder of 2002 and expects its revenues and profit margin to rise during the rest of the fiscal year ending December 31, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

The Company was formed on August 4, 2000 and operations did not commence until after the first quarter of 2001. Therefore, the Company had no revenue for the three months ended June 30, 2001.

REVENUES. For the three months ended June 30, 2002, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $13,941,891 and earned discount fees on these purchases of $1,060,766, including related party discount fees of $202,422 from its Parent and affiliates, and increased the discount reserve by $30,000.

GROSS PROFIT. The gross profit during the three months ended June 30, 2002 was $747,278, which arose from gross discount revenues of $1,090,766 less the change in discount reserves of $30,000, and administration fees incurred of $313,488.

OPERATING EXPENSES. The Company's total operating expenses for the three months ended June 30, 2002 were $1,425,710. Expenses consisted primarily of $862,184 in interest expense, which consists of interest expense of $735,876 plus amortized commissions of $250,633 and amortized deferred offering cost of $33,650 less interest earned of $157,975. Interest earned included $148,867 on the Company's notes receivables of $4,045,000 from various medical providers, and $9,108 on cash and cash equivalents. The Company also incurred $67,466 in professional services, $109,764 in service fees, $99,788 in advertising expense, which is expensed as incurred, For the three months ended June 30, 2001, the Company's total operating expenses were $89,301.

INCOME TAX EXPENSE. For the three months ending June 30, 2002 and 2001, the provision (benefit) for income taxes was $0 and $0, respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET LOSS. The Company had a net loss of $678,432 or basic and diluted net loss per common share of $339.22 for the three months ended June 30, 2002. The net loss of the Company resulted primarily from gross profit of $989,682 on the purchase of medical receivables for the three months ended June 30, 2002 being less than administration and operating expenses over the same period. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company offered at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company received $17,737,000 in cash from the issuance of secured notes by the Company on its public offering, and received collections on medical receivables of $5,554,199. During the same period, the Company used $19,293,590 of these funds to purchase medical receivables, and had $291,000 in notes mature. As of June 30, 2002, the Company maintained $1,428,516 in cash and cash equivalents, which it seeks to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From the Company's inception on August 4, 2000 to June 30, 2002, the Company has received $35,954,000 from the sale of its notes, and received $9,373,366 in collections on medical receivables. Over the same period, the Company used $37,744,825 to purchase medical receivables, and made cash loans of $4,045,000 to providers. The Company had $291,000 in notes that have matured since inception.

Management believes current conditions of the stock exchanges and financial markets are expected to have some impact on the issuance of the Company's secured notes, yet due to the favorable and fixed interest rates offered on its notes, the Company believes this impact will not be significant. The Company does not believe that inflation has had a significant impact on its operations.

The Company's management consists of officers and employees employed by MCC. Their salaries and benefits are paid by MCC. The Company's operating expenses will be reimbursed from the net offering proceeds or from cash flow generated from its operations.

RELATED PARTY TRANSACTIONS

The Medical  Capital  Holdings Group has  substantial  experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables. The Company intends to use the services and expertise of Medical Capital Holdings and its subsidiaries to purchase a portfolio of healthcare receivables. It has entered into contracts with MCC and MTS, affiliated companies, to provide the appropriate system for purchasing and tracking its healthcare receivables. Reimbursement for these services approximates the costs to these affiliated entities which management believes equals the prevailing market rates for comparable services of this nature.

For the six months ended June 30, 2002 and 2001, MCC was compensated for administration of the healthcare receivables which the Company purchased of $478,208 and $0, respectively. For the six months ended June 30, 2002 and 2001, the Company incurred underwriting fees provided by MCC of $126,000 and $0, respectively. For the six months ended June 30, 2002 and 2001, MTS was compensated for servicing the Company's receivables of $135,288 and $0, respectively.

For the six months ended June 30, 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $7,646,949, for which it paid a consideration of $6,964,973 in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have any impact to the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On February 6, 2001, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2, File No. 333-45464, effective. Shortly thereafter, the Registrant commenced the public offering of its Redeemable Secured Notes, Series I ("Notes"). The proceeds of the offering were used primarily to acquire healthcare receivables. At of the end of the offering period, the Registrant had received net proceeds from the offering of Notes in the amount of $22,509,704, net of deferred offering costs of $272,138 and sales commissions of $1,680,158.

On January  18,  2002,  the  Company  filed a  registration  statement  with the
Securities and Exchange Commission, registering the public offering of $100,000,000 in Redeemable Secured Notes. The proceeds of the offering will be used primarily to acquire healthcare receivables. These Notes are offered for sale by means of a final prospectus. The Registrant's offering of Notes is currently ongoing. As of June 30, 2002, the Registrant has received net proceeds from the offering of Notes in the amount of $10,460,518, net of deferred offering costs of $15,250 and sales commissions of $725,232.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL CAPITAL MANAGEMENT, INC.


Date: August 13, 2002                   By /s/ Sidney M. Field
                                           -------------------------------------
                                           Sidney M. Field, President, Chief
                                           Executive Officer and Director


Date: August 13, 2002                   By /s/ Alan Meister
                                           -------------------------------------
                                           Alan Meister, Chief Accounting
                                           Officer (Chief Financial Officer)