Form 10QSB
period 2002-09-30
MEDICAL CAPITAL MANAGEMENT INC
filed 2002-11-14
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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


     As of October 31, 2002, there were 2,000 shares of the registrant's sole class of common stock issued and outstanding.


     Transitional Small Business Disclosure Format Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,
                                                                       2002
                                                                   ------------
ASSETS
Current assets:
  Cash and cash equivalents ...................................    $  1,020,062
  Medical receivables, net of discount reserves of $295,000 ...      38,491,400
  Prepaid trustee fee .........................................          18,097
  Receivable from Parent and affiliates .......................          27,193
  Income tax receivable .......................................          25,468
  Notes receivable ............................................       4,045,000
  Other accounts receivable ...................................          15,605
                                                                   ------------
        Total current assets ..................................      43,642,825
                                                                   ------------
        Total assets ..........................................    $ 43,642,825
                                                                   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accrued expenses - trade ....................................    $     57,688
  Interest payable, net .......................................         338,765
  Notes payable - current .....................................      17,774,000
                                                                   ------------
        Total current liabilities .............................      18,170,453

 Notes payable - long term, net of deferred offering
  costs of $90,844 and commissions of $2,269,353 ..............      23,639,803
                                                                   ------------
        Total liabilities .....................................      41,810,256
                                                                   ------------

STOCKHOLDER'S EQUITY:
  Preferred stock - par value $0.01 (10,000 shares
    authorized, no shares issued and outstanding) .............              --
  Common stock - par value $0.01 (10,000 shares
    authorized, 2,000 shares issued and outstanding) ..........              20
  Additional paid-in capital ..................................       3,000,000
  Accumulated deficit .........................................      (1,167,451)
                                                                   ------------
        Total stockholder's equity ............................       1,832,569
                                                                   ------------
        Total liabilities and stockholder's equity ............    $ 43,642,825
                                                                   ============

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine months ended              Three months ended
                                                        September 30,                  September 30,
                                                ----------------------------   ----------------------------
                                                    2002            2001           2002            2001
                                                ------------    ------------   ------------    ------------
REVENUES:
  Discount fees, net of change in
  discount reserve of $99,164, including
  related party fees of $1,197,060 (2002) ...   $  3,632,940    $  1,022,241   $  1,669,930    $  1,022,241
  Administrative fees .......................          9,120              --          9,120              --
                                                ------------    ------------   ------------    ------------
Total Revenues ..............................      3,642,060       1,022,241      1,679,050       1,022,241
COST OF REVENUES:
  Administration fees, related party ........        780,453         326,378        302,245         326,378
                                                ------------    ------------   ------------    ------------
GROSS PROFIT ................................      2,861,607         695,863      1,376,805         695,863
                                                ------------    ------------   ------------    ------------

OPERATING EXPENSES:
  Interest expense, net .....................      2,566,252         279,298      1,107,895         266,781
  Salaries and benefits .....................        142,591              --         76,057              --
  Advertising ...............................        284,539         115,391         96,020         102,892
  Professional services .....................        241,671          38,512         56,787          28,282
  Service fees, related party ...............        207,713           9,458         72,425           9,458
  Legal expenses ............................        135,833          38,816         31,304          38,816
  Underwriting expenses, related party ......        126,000              --             --              --
  Travel and entertainment ..................        124,320          16,634         53,851          13,377
  Sales commissions .........................        102,108              --         22,344              --
  Trustee fees ..............................         36,195          42,563         13,573          14,188
  Directors' fees ...........................         33,000          33,000         11,000          11,000
  Other .....................................        101,600           3,241         55,957           2,818
                                                ------------    ------------   ------------    ------------
      Total operating expenses ..............      4,101,822         576,913      1,597,213         487,612
                                                ------------    ------------   ------------    ------------

GAIN (LOSS) BEFORE TAXES ....................     (1,240,215)        118,950       (220,408)        208,251
                                                ------------    ------------   ------------    ------------
Provision (benefit) for income tax ..........        (25,468)         41,633              0          72,888
                                                ------------    ------------   ------------    ------------
NET INCOME (LOSS) ...........................   $ (1,214,747)   $     77,317   $   (220,408)   $    135,363
                                                ============    ============   ============    ============

Weighted average number of common
shares outstanding - basic and diluted ......          2,000           1,667          2,000           2,000
                                                ============    ============   ============    ============

Net loss per common share - basic and
  diluted ...................................   $    (607.37)   $      46.38   $    (110.20)   $      67.68
                                                ============    ============   ============    ============

See accompanying notes.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine months     Nine months
                                                                ended           ended
                                                             September 30,   September 30,
                                                                 2002            2001
                                                             ------------    ------------
Cash flows used for operating activities:
  Net gain (loss) ........................................   $ (1,214,747)   $     77,317
  Adjustments to reconcile net gain (loss) to net cash
    provided by (used for) operating activities:
    Amortization of deferred offering costs and
      commissions ........................................        865,947         125,709
    Amortization of prepaid trustee fee ..................         36,195          42,562
  Changes in assets and liabilities:
    Increase in medical receivables ......................    (23,048,234)    (10,545,182)
    Decrease in interest receivable ......................         42,660         (29,457)
    Increase in accounts receivable ......................        (15,605)             --
    Increase in prepaid trustee fee ......................        (54,292)        (56,750)
    Increase in due to (from) Parent .....................        (76,200)          7,778
    Increase in accrued expenses - trade .................           (441)         16,627
    Increase in interest payable .........................        192,894         125,998
    Decrease in income taxes payable .....................        (50,936)         41,633
                                                             ------------    ------------
Net cash used for operations .............................    (23,322,759)    (10,193,765)
                                                             ------------    ------------

Cash flows provided by (used for) financing activities:
  Proceeds from issuance of debt, net ....................     25,557,000      10,604,000
  Increase in notes receivable ...........................             --      (1,045,000)
  Payments on offering costs and commissions .............     (2,058,076)       (832,081)
  Payment of dividend, related party .....................     (1,250,000)             --
  Proceeds from sale of common stock .....................             --       4,249,910
  Proceeds from paid-in capital ..........................             --              10
                                                             ------------    ------------
Net cash provided by financing activities ................     22,248,924      12,976,839
                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents .....     (1,073,835)      2,783,074
Cash at beginning of year ................................      2,093,897             100
                                                             ------------    ------------
Cash and cash equivalents at end of period ...............   $  1,020,062    $  2,783,174
                                                             ============    ============

Supplemental disclosure of cash flow items:
  Income taxes paid ......................................   $         --    $         --
  Interest paid ..........................................   $  2,237,658    $    219,095

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

The Company has established a "discount reserve" on a per client basis based upon its preliminary underwriting criteria, collection history, and ongoing credit and underwriting policies. These reserves are deducted from discount revenue. The Company anticipates the receivables upon which these reserves are based to be collected and earned within the provider contract period. As of September 30, 2002, this reserve was $295,000.

PROVIDER CONCENTRATION:

As of September 30, 2002, medical receivables purchased by the Company from three providers amounted to approximately 75% of the outstanding balance of the total receivables due to the Company.

RESERVE FOR LOSSES:

The reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 1-270 days. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the nine months ended September 30, 2002 and 2001, no reserves for losses were needed.

COMMISSIONS:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the nine months ended September 30, 2002 and 2001, the Company capitalized commissions of $2,042,633 and $646,751, respectively, and amortized $769,224 and $58,043, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents, which approximate fair value) and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

INCOME TAXES

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 40% of net income before taxes. For the period ending September 30, 2002 and 2001, the Company's provision (benefit) for income taxes was $(25,468) and $41,633 respectively.

3. NOTES RECEIVABLE

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

                                                              SEPTEMBER 30, 2002
                                                              ------------------
Physician-Client, 18%, interest only paid monthly,
  due July 15, 2002(1)                                           $    300,000
Skilled Nursing Facility, 16%, interest only paid monthly,
  due September 18, 20021                                             745,000
Medical Group, 16%, interest only paid monthly,
  due November 12, 2002                                             3,000,000
                                                                 ------------
                                                                 $  4,045,000
                                                                 ------------

----------
(1)  Expecting to extend an additional six months.

4. DEFERRED OFFERING COSTS

Deferred offering costs consist of costs incurred for the Company's registration of debt securities on Form SB-2, as filed with the Securities and Exchange Commission on February 6, 2001 and January 18, 2002. These costs are amortized over the weighted term of the securities using the interest method. For the nine months ended September 30, 2002 and 2001, the Company paid and capitalized deferred offering costs of $15,250 and $185,330, respectively, and amortized $96,530 and $67,666, respectively. The amortization was included in the net interest expense during the applicable period.

5. NOTES PAYABLE

The Company issues notes that are secured by medical receivables, for cash through several broker-dealers, as filed on its registration statement with the Securities and Exchange Commission. These notes consist of the following:

              RATE           MATURITY DATE                    SEPTEMBER 30, 2002
              ----           -------------                    ------------------
Class A       9.00%          1 year from issuance date           $  4,732,000
Class A       8.00%          1 year from issuance date             10,465,000
Class B       9.75%          2 years from issuance date             3,208,000
Class B       8.75%          2 years from issuance date             6,015,000
Class C       10.25%         3 years from issuance date             2,650,000
Class C       9.25%          3 years from issuance date             3,389,000
Class D       10.75%         4 years from issuance date             3,257,000
Class D       9.75%          4 years from issuance date            10,058,000
                                                                 ------------
Total face value of notes payable.............................     43,774,000
Less unamortized offering costs and commissions...............     (2,360,197)
                                                                 ------------
                                                                   41,413,803
Less current maturities.......................................     17,774,000
                                                                 ------------
                                                                 $ 23,639,803
                                                                 ============

The maturities of notes payable as of September 30, 2002 are as follows:

                   SEPTEMBER 30                     AMOUNT
                   ------------                  ------------
                       2003                      $ 17,774,000
                       2004                         8,802,000
                       2005                         6,237,000
                       2006                        10,961,000
                                                 ------------
                                                 $ 43,774,000
                                                 ============

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

7. STOCKHOLDER'S EQUITY

On April 23, 2002, the Company's Board of Directors approved a dividend of $1,250,000 to our stockholder and Parent, Medical Capital Holdings, Inc.

8. RELATED PARTY TRANSACTIONS

Several affiliates that are wholly owned by the Parent provide services to the Company. These related parties and services are as follows:

     The Company has entered into an Administrative Services Agreement with Medical Capital Corporation ("MCC"), who is the administrator in purchasing and monitoring the healthcare receivables the Company purchases. MCC is compensated for the underwriting and administration of the healthcare receivables purchased, as well as for accounting and financial services. For the nine months ended September 30, 2002 and 2001, the Company incurred administrative fees provided by MCC of $780,453 and $326,378 respectively. For the nine months ended September 30, 2002 and 2001, the Company incurred underwriting fees provided by MCC of $126,000 and $0, respectively.

     The Company has entered into a Master Servicing Agreement with Medical Tracking Services, Inc. ("MTS"). MTS is compensated for servicing the receivables that are purchased. Servicing fees incurred for the nine months ended September 30, 2002 and 2001 were $207,713 and $9,458, respectively.

     For the nine months ended September 30, 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $10,289,012, for which it paid a consideration of $9,091,952 in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

9. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all of the Company's Series I notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. For the nine months ended September 30, 2002 and 2001, the Company prepaid trustee fees of $54,292 and
$56,750,   respectively,   of  which,   $36,195  and  $42,562  were   amortized,
respectively.

10. EARNINGS PER SHARE

The Company computes net earnings (loss) per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income
(loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common equivalent shares outstanding during the period. As of September 30, 2002 and 2001, there were no common stock equivalents.

11. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

12. RECLASSIFICATION

As of September 30, 2002, certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (UNAUDITED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES. For the nine months ended September 30, 2002, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $38,961,969 and earned discount fees on these purchases of $3,632,940, including related party discount fees of $1,197,060 from its Parent and affiliates. During the same period, the Company also earned $9,120 in adminstration fees.

For the nine months ended September 30, 2001, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $11,349,475 and earned discount fees on these purchases of $1,022,241, including related party discount fees of $839,448 from its Parent and affiliates. During the same period, the Company also earned $9,120 in adminstration fees.

As of the nine months ended September 30, 2002 and 2001, the Company held $295,000 and $0, respectively, in discount reserves which reduced the Company's discount revenue. Management anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period.

GROSS PROFIT. The gross profit during the nine months ended September 30, 2002 was $2,861,607, which arose from gross discount revenues of $3,741,224 less the change in discount reserves of $99,164, plus $9,120 in adminstration fees, less the administration fees incurred of $780,453. The administration fees, related party, were 2.0% of the total ENR.

The gross profit during the nine months ended September 30, 2001 was $695,863, which arose from gross discount revenues of $1,022,241, less the change in discount reserves of $0, and administration fees incurred of $326,378.

OPERATING EXPENSES. The Company's total operating expenses for the nine months ended September 30, 2002 were $4,101,822. Expenses consisted primarily of $2,566,252 in interest expense, which consists of interest expense of $2,207,059 plus amortized commissions of $769,417 and amortized deferred offering cost of $96,530 less interest earned of $506,754. Interest earned included $481,952 on the Company's notes receivables of $4,045,000 from various medical providers, and $24,802 on cash and cash equivalents. The Company also incurred $284,539 in advertising expense, which is expensed as incurred, professional services of $241,671, service fees of $207,713 (related party), and legal fees of $135,833.

For the nine months ended September 30, 2001, the Company's total operating expenses were $576,913. Expenses consisted primarily of $279,278 in interest expense, which consists of interest expense of $199,988 plus amortized commissions of $58,043 and amortized deferred offering cost of $67,666 less interest earned of $46,399. Interest earned included $28,994 on the Company's notes receivables of $1,045,000 from various medical providers, and $17,405 on cash and cash equivalents. The Company also incurred $115,391 in advertising expense, which is expensed as incurred, professional services of $38,512, and legal expenses of $38,816.

INCOME TAX EXPENSE. For the nine months ending September 30, 2002 and 2001, the provision (benefit) for income taxes was $(25,468) and $43,633 respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET INCOME OR LOSS. The Company had a net loss of $1,240,747 or basic and diluted net loss per common share of $607.37 for the nine months ended September 30, 2002. The net loss of the Company resulted primarily from gross profit of $2,861,607 on the purchase of medical receivables being less than administration and operating expenses. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company offered at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues. The Company still anticipates greater sales of its notes during the remainder of 2002 and expects revenues and profit margin to rise during the rest of the fiscal year ending December 31, 2002.

For the nine months ended September 30, 2001, the Company had a net income of $77,317 or basic and diluted net gain per common share of $46.38.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

The Company was formed on August 4, 2000 and operations did not commence until after the first quarter of 2001.

REVENUES. For the three months ended September 30, 2002, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $16,587,663 and earned discount fees on these purchases of $1,669,930, including related party discount fees of $515,083 from its Parent and affiliates, and increased the discount reserve by $0.

For the three months ended September 30, 2001, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $11,349,475 and earned discount fees on these purchases of $1,022,241, including related party discount fees of $839,448 from its Parent and affiliates, and increased the discount reserve by $0.

GROSS PROFIT. The gross profit during the three months ended September 30, 2002 was $1,376,805, which arose from gross discount revenues of $1,679,050 less the change in discount reserves of $0, and administration fees incurred of $302,245.

The gross profit during the three months ended September 30, 2001 was $695,863, which arose from gross discount revenues of $1,022,241 less the change in discount reserves of $0, and administration fees incurred of $326,378.

OPERATING EXPENSES. The Company's total operating expenses for the three months ended September 30, 2002 were $1,597,213. Expenses consisted primarily of $1,107,895 in interest expense, which consists of interest expense of $924,118 plus amortized commissions of $326,593 and amortized deferred offering cost of $31,483 less interest earned of $174,300. Interest earned included $169,785 on the Company's notes receivables of $4,045,000 from various medical providers, and $4,515 on cash and cash equivalents. The Company also incurred $96,020 in advertising expense, which is expensed as incurred, $56,787 in professional services, and $72,425 in service fees (related party).

For the three months ended September 30, 2001, the Company's total operating expenses were $487,612. Expenses consisted primarily of $266,781 in interest expense, which consists of interest expense of $188,433 plus amortized commissions of $57,081 and amortized deferred offering cost of $67,666 less interest earned of $46,399. Interest earned included $28,994 on the Company's notes receivables of $1,045,000 from various medical providers, and $15,190 on cash and cash equivalents. The Company also incurred $102,892 in advertising expense, which is expensed as incurred, $28,282 in professional services, $38,816 in legal fees, and $9,458 in service fees (related party).

INCOME TAX EXPENSE. For the three months ending September 30, 2002 and 2001, the provision (benefit) for income taxes was $0 and $72,888, respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET INCOME OR LOSS. The Company had a net loss of $220,406 or basic and diluted net loss per common share of $110.20 for the three months ended September 30, 2002. The net loss of the Company resulted primarily from gross profit of $1,376,805 on the purchase of medical receivables for the three months ended September 30, 2002 being less than administration and operating expenses over the same period. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company offered at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues.

For the three months ended September 30, 2001, the Company had a net income of $135,363 or basic and diluted net loss per common share of $67.68.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company received $26,618,000 in cash from the issuance of secured notes by the Company on its public offering, and received collections on medical receivables of $12,125,760. During the same period, the Company used $33,310,677 of these funds to purchase medical receivables, and had $1,061,000 in notes mature and not reinvest. As of September 30, 2002, the Company maintained $1,020,062 in cash and cash equivalents, which it seeks to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From the Company's inception on August 4, 2000 to September 30, 2002, the Company has received $44,835,000 from the sale of its notes, and received $15,944,927 in collections on medical receivables. Over the same period, the Company used $51,761,911 to purchase medical receivables, and made cash loans of $4,045,000 to providers. The Company has had $1,061,000 in notes that have matured and not reinvested since inception.

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

For the nine months ended September 30, 2002 and 2001, MCC was compensated for administration of the healthcare receivables which the Company purchased of $780,453 and $326,378, respectively. For the nine months ended September 30, 2002 and 2001, the Company incurred underwriting fees provided by MCC of $126,000 and $0, respectively. For the nine months ended September 30, 2002 and 2001, MTS was compensated for servicing the Company's receivables of $207,713 and $9,458, respectively.

For the nine months ended September 30, 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $10,289,012, for which it paid a consideration of $9,091,952 in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful medical receivables, accruals for other costs, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

ITEM 3. CONTROLS AND PROCEDURES.

Our principal executive officer, principal financial officer, and principal operating officer have evaluated the effectiveness of our "disclosure controls and procedures," as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on their evaluation, the principal executive officer, principal financial officer, and principal operating officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal operating officer as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

On February 6, 2001, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2, File No. 333-45464, effective. Shortly thereafter, the Registrant commenced the public offering of its Redeemable Secured Notes, Series I ("Notes"). The proceeds of the offering were used primarily to acquire healthcare receivables. As of September 30, 2002, the Registrant had received net proceeds from the offering of Notes in the amount of $21,307,244, net of deferred offering costs of $272,138 and sales commissions of $2,177,618.

On January  18,  2002,  the  Company  filed a  registration  statement  with the
Securities and Exchange Commission, registering the public offering of $100,000,000 in Redeemable Secured Notes. The proceeds of the offering will be used primarily to acquire healthcare receivables. These Notes are offered for sale by means of a final prospectus. The Registrant's offering of Notes is currently ongoing. As of September 30, 2002, the Registrant has received net proceeds from the offering of Notes in the amount of $18,987,757 net of deferred offering costs of $15,250 and sales commissions of $1,013,993.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDICAL CAPITAL MANAGEMENT, INC.


Date: November 13, 2002                By /s/ Sidney M. Field
                                          --------------------------------------
                                          Sidney M. Field, President, Chief
                                          Executive Officer and Director


Date: November 13, 2002                By /s/ Alan Meister
                                          --------------------------------------
                                          Alan Meister, Chief Accounting Officer
                                          (Chief Financial Officer)

                                 CERTIFICATIONS

I, Sidney M. Field, Chief Executive Officer of Medical Capital Management, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Medical Capital Management, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Sidney M. Field
-------------------------------------
Sidney M. Field
Chief Executive Officer

                                 CERTIFICATIONS

I, Alan Meister, (Principal Financial Officer) of Medical Capital Management, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Medical Capital Management, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Alan Meister
-------------------------------------
Alan Meister
(Principal Financial Officer)

                                 CERTIFICATIONS

I, Joseph Lampariello, Chief Operating Officer and Treasurer of Medical Capital Management, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Medical Capital Management, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Joseph Lampariello
-------------------------------------
Joseph Lampariello
Chief Operating Officer and Treasurer