Form 10KSB
period 2002-12-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2003-03-31
CIK 1122504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

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

State issuer's revenues for its most recent fiscal year: $ 5,397,870

All of the registrant's common equity is held by its parent company, Medical Capital Holdings, Inc. There is no public market for the registrant's common equity.

As of March 15, 2003, there were 2,000 shares of the registrant's sole class of common stock issued and outstanding.

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

The Company was formed to acquire healthcare receivables. An example of a healthcare receivable would be the accounts receivable of a doctor's office, or amounts owed to a doctor's office by its patients and their insurance companies for medical services performed by the doctors. The Company acquires these healthcare receivables at a discount to the face amount of the receivable, or an amount that is less than what the Company believes to be the fully collectable amount of the receivable. It then attempts to collect the full face amount of the receivable and retain any profit resulting from the difference, or a predetermined rate of profit. The Company also intends to expand its business into areas related to the healthcare industry.

THE COMPANY'S AFFILIATES

While the Company has a limited operating history, it does have several experienced affiliates that have completed offerings of debt securities backed by healthcare receivables. Its affiliate, Medical Capital Corporation, provides underwriting services to the Company in connection with its purchase of healthcare receivables, and its affiliate, Medical Tracking Services, Inc. acts as the servicer for these purchases. These affiliates will receive compensation from the Company for providing those services. From time to time throughout this report as the context requires, references to the Company include actions performed on behalf of the Company by these affiliates.

THE MEDICAL CAPITAL HOLDINGS GROUP

In addition to the Company, Medical Capital Holdings, Inc. has other active operating subsidiaries engaged in healthcare related businesses. These companies are often referred to collectively as the Medical Capital Holdings group. Medical Capital Holdings also has another operating subsidiary, The Stirling Bridge Group, Inc., which is an Internet Web-Site development and hosting company. The following chart shows the organization of Medical Capital Holdings and its active operating subsidiaries that are engaged in healthcare related businesses, including the Company:

    Individual           Medical Capital Holdings, Inc.
    Investors           /      (parent entity)
        |              /                      |
  0.03% Equity    99.97% Equity               | 100% Equity Ownership
   Ownership       Ownership                  |
        |           /        ------------------------------------
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

Medical Capital Corporation has provided services as an administrator since 1994 and is experienced in purchasing and monitoring healthcare receivables generated by all types of healthcare providers. To date, Medical Capital Holdings, Inc. and subsidiaries have purchased over $1.149 billion in face amount of receivables. Medical Capital Corporation's business is operated as a closely held company. Medical Capital Corporation generally charges companies in the Medical Capital Holdings group fees that represent the approximate cost to Medical Capital Corporation of providing services to the group. The Company believes that the fees MCC charges to companies within the Medical Capital Holdings group are similar to those that non-affiliated third parties would charge for providing the same services.

Medical Capital Corporation maintains an Internet website at http://www.medicalcapital.com. Medical Capital Corporation uses this website as a marketing tool and solicits the purchase of healthcare receivables from potential sellers through the website. Because Medical Capital Corporation underwrites the healthcare receivables that the Company purchases, some of its purchases of receivables may be made from sellers that Medical Capital Corporation solicits through its website. Medical Capital Corporation also underwrites purchases of healthcare receivables for other companies in the Medical Capital Holdings group, and to a limited extent, for companies outside the Medical Capital Holdings group. Medical Capital Corporation's website is not part of this report.

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

BUSINESS OVERVIEW

The Company's primary business plan is to purchase healthcare provider accounts receivables at a discount to the face amount of the receivable. The Company then attempts to collect 100% of the account balance. The receivables generally are purchased from healthcare providers and other similar businesses, referred to as its sellers. The Company relies on its affiliates to provide it the services required for the purchase, monitoring and administration of the receivables, such as servicing, underwriting, and acquisition services.

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

The Company will only purchase the insured portion of an account receivable generated from patient services rendered by healthcare providers that meet the financial requirements and underwriting standards established by Medical Capital Corporation. Medical Capital Corporation has been using and continually refining these underwriting standards for over seven years. This process has been successful in purchasing receivables that are profitable since none of the companies in the Medical Capital Holdings group has experienced a net loss on the purchase of receivables from any one seller.

The underwriting department of Medical Capital Corporation uses credit criteria which is similar to that used by other similar lending institutions. The relevant operating, historical and financial data of prospective sellers are reviewed to assess the financial risk involved in purchasing that prospective seller's healthcare receivables. The insured portion represents an obligation of third-party insurance companies, large corporations, state or federal government agencies, preferred provider organizations or health maintenance organizations. The Company will not purchase any portion of receivables that are self-pay. Self-pay relates to the portion of the receivable to be paid by an individual patient or other individual financially responsible for the patient.

When Medical Capital Corporation identifies investment opportunities, it determines which one of the Company's affiliates will fund the purchase of receivables from a given seller based on various factors including transaction size relative to size of the purchasing affiliate and amounts currently committed by each affiliate versus each affiliate's funds available for the purchase of receivables. Another criteria includes maintaining diversification within each affiliate's portfolio. From time to time, in order to attempt to maintain diversification of each affiliate's portfolio, these constraints may cause Medical Capital Corporation to direct the sale of receivables from one affiliate to another. Sales of receivables among affiliates are generally sold at 85-90% of fair market value. Fair market value is determined as equal to the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable.

The Company may also provide loans secured by equipment and real property to healthcare businesses that it believes to be financially viable and of low risk. Through December 31, 2002, the Company had made three short-term loans secured by real estate totaling $5,339,127. These loans were made to healthcare sellers who have entered into receivable purchase agreements with the Company. The Company does not have any specific plans to provide any additional loans secured by real estate in the next 12 months, but may do so as opportunities arise.

From time to time, the Company may also purchase or invest in healthcare related businesses, like HMOs, preferred provider organizations, medical bill review companies and third-party administrators. The Company has not engaged in any of these activities through December 31, 2002. As of December 31, 2002, the Company did not have any specific plans to engage in any of these activities in the next 12 months, but may do so as opportunities arise.

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

In order to improve collection efficiency, hospitals and other healthcare providers are forced to either out-source billing and collection or hire a number of highly skilled employees solely for this purpose. Despite these efforts, many sellers often incur a significant loss due to their inability to effectively process large amounts of claim information in a timely manner. With payor reimbursement arrangements requiring increasingly more complex and lengthy procedures, the sellers' revenue collection departments have become less able to timely process the claims due to their limited capacity. Improperly or incompletely submitted information will result in payment delays. Consequently, the Company believes a serious administrative and cash flow management problem exists for many healthcare providers, which are faced with numerous other expenses ranging from equipment and facility costs to payroll and liability insurance fees. In the new managed care environment, healthcare providers are forced to become more efficient business operators in order to remain profitable. The consequences of a seller's inability or unwillingness to adapt to these changes by using more sophisticated revenue collection systems causes a shift in financial risk for providing healthcare from the payor to the seller. The Company believes these sellers have an increased need for predictable cash flow.

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

COMMERCIAL RECEIVABLES

The Company may purchase non-healthcare commercial receivables. The Company has not identified any specific non-healthcare related receivables for purchase. The Company does not anticipate that non-healthcare related commercial receivables will constitute more than 20.0% of its pledged collateral at any time. While the Company's administrator has developed and successfully utilized a set of criteria for the selection of prospective healthcare receivable sellers and guidelines for the healthcare receivables that qualify for purchase, the Company's administrator has not had significant experience in assessing prospective non-healthcare receivable sellers or applying guidelines for the qualification of non-healthcare receivables. If the Company's administrator does not correctly assess the non-healthcare receivable sellers and non-healthcare receivables that the Company may purchase, the Company's collections on those receivables could be less than it anticipates, which could adversely affect its profitability.

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

TARGET SELLERS. The Company offers financing to medium and smaller hospitals, other healthcare providers and durable medical equipment distributors that generally do not produce receivables at a high enough level to attract large financial institutions, by purchasing their receivables. Initially, its primary marketing strategy focuses on the purchase of receivables from:

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

The Company targets those sellers with billings of $20,000 to $200,000 per month. It believes fee-for-service practitioners are a good type of client due to the relatively small nature of their business and the manner in which they are paid. Fee-for-service practitioners are practitioners that bill for healthcare services using a retail billing rate for the services provided. They are then paid by the insurance companies based on medical fee schedules established by the insurance industry. These healthcare practitioners usually have two to six practitioners in one office. The Company believes the billings from such practitioners is relatively easy to monitor and purchase, and believes their payment pattern is best suited for its business. The other healthcare businesses with which the Company deals are primarily small hospitals, skilled nursing facilities, home health agencies and medical clinics.

TARGET GEOGRAPHICAL AREAS. The Company targets both metropolitan and rural markets for the purchase of healthcare receivables. Generally, it will not expend substantial marketing efforts on the large metropolitan areas like New York, Chicago, Los Angeles, San Francisco, etc. The Company believes the middle tier of metropolitan statistical areas contain the size and type of prospective clients that will best suit its lending criteria. This segment of the national market consists of a majority of fee-for-service practitioners and other healthcare businesses. These metropolitan areas would consist of cities like San Diego, California, Des Moines, Iowa and Little Rock, Arkansas.

PRODUCTS OFFERED. In addition to accounts receivable financing, small to middle market healthcare providers often require additional financing products like loans secured by equipment or real estate to facilitate the growth or restructuring of their businesses. Facility-based healthcare providers grow through the acquisition of additional facilities. Facility-based healthcare providers generally are hospitals, skilled nursing facilities and clinics. These sellers can often acquire additional facilities at attractive valuations. This happens when some facilities need to be sold for a variety of reasons. Some of these reasons can include:

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

Many of the current healthcare providers of the Company's affiliates and prospective sellers have a need for loans as their businesses grow. Loans secured by the assets owned by the sellers are used in order to support the sellers' expanding infrastructure requirements like information systems, enhanced professional management and marketing and business development costs. The Company also plans to provide, in the future, various financing options to sellers, like loans secured by equipment and real estate. It intends to provide customized financing solutions specifically tailored to meet the needs of each individual seller.

GROWTH. The Company expects the trends described above under Medical Industry Background to continue, providing the Company with long-term growth opportunities. It plans to increase the number of financial products that it will offer to the sellers and other sellers from which the Company intends to purchase healthcare receivables. These financial products may include leasing medical and diagnostic equipment, real estate first and junior lien mortgages, revolving credit lines and acquisitions of companies in the healthcare industry. Its strategy for growth generally is based on the following key elements:

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

     * Become the primary source for all healthcare financing needs of sellers by introducing new financial products to leverage the Company and its affiliates' existing expertise in healthcare finance, and providing other services within its target markets. The Company expects to selectively introduce new products to existing and new sellers, depending upon their needs, general economic conditions, its resources and other relevant factors. In some cases, the Company anticipates that new products may be introduced as part of cooperative arrangements with other companies.

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

OBTAINING NEW SELLERS. The Company generally has four potential sources for developing and locating the healthcare provider base from which the Company acquires receivables: (1) referrals from banks and other financial institutions,
(2) referrals from independent financing brokers and insurance agents, (3) its affiliates' network of companies that are in healthcare service businesses with which its affiliates have informal cross referral arrangements, and (4) its affiliates' sales and marketing personnel. Medical Capital Corporation uses a network of sales representatives who call on new and existing sellers in their territory on a regular basis. The primary responsibility of the sales representatives is to develop and maintain relationships with sellers. Most sales representatives have a healthcare industry background and have received specialized training from Medical Capital Corporation.

With respect to banks and financial institutions, some of the Company's officers and those of its affiliates have existing relationships with several financial institutions throughout the country. Banks are continually approached by medical groups for financing. In addition, trust departments, brokerage firms and investment advisers are regularly asked by their seller clients where financing might be obtained. These banks and institutions refer sellers to the Company and its affiliates from time to time.

The Company believes a rapidly growing community of independent brokers exists that arranges financing specific to the healthcare industry. These brokers refer sellers to different lending institutions for a fee. These brokers assist in locating receivables available for purchase from smaller sellers that typically cannot find traditional financing because of their small size.

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

In addition to the above sources of obtaining new sellers, Medical Capital Corporation maintains an Internet website at http://www.medicalcapital.com. Medical Capital Corporation uses this website as a marketing tool and solicits the purchase of healthcare receivables from potential sellers through the website. The website describes the business of Medical Capital Corporation, the receivables financing process and Medical Capital's program for financing. The website also contains a short application that sellers can complete to apply to have Medical Capital Corporation evaluate the seller's business and receivables to determine their eligibility to participate in the receivables purchase program. While the website will not specifically refer to the Company, Medical Capital Corporation underwrites the healthcare receivables that the Company purchases, and some of the Company's purchases of receivables may be from sellers Medical Capital Corporation solicits through its website. Medical
Capital Corporation also underwrites purchases of healthcare receivables for other companies in the Medical Capital Holdings group, and to a limited extent, for companies outside the Medical Capital Holdings group. Medical Capital Corporation's website is not part of this report.

RECEIVABLES ACQUISITION PROCESS

GENERAL. The acquisition process used by MCC has been in use for over seven years. To date, Medical Capital Corporation has purchased over $1.149 billion in face amount of receivables on behalf of companies in the Medical Capital Holdings group. The effectiveness of this process is supported by the fact that none of the Medical Capital Holdings subsidiaries has had any net losses resulting from the purchase of receivables from any one seller.

     For the year ended December 31, 2002, the Company purchased receivables with an ENR of $57,723,783, of which $23,370,719, or 40.5%, was purchased from affiliates of Company, with the remainder purchased from independent third parties. As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings. Medical Capital Holdings has a revolving credit line with Comerica Bank, which allows Medical Capital Holdings to purchase accounts receivable from a seller. Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by Medical Capital Holdings. For these inter-company sales, the receivables are sold to the Company at a price equal to the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable. To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by Medical Capital Holdings. Medical Capital Corporation may also direct the sale of receivables from one of the
Company's affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company's investment portfolio. When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that its affiliate owned, including reserve amounts. Therefore, the impact on reserves is no different whether the Company purchases receivables from its affiliates or directly from the seller.

When MCC identifies a healthcare provider or other seller from which it may purchase receivables, it will enter into a receivables purchase agreement with that seller. This agreement will give the Company the right of first refusal to purchase all receivables from that seller either weekly, bi-weekly, semi-monthly or monthly, generally for a period of one year. The terms of the agreement will vary from seller to seller. Each week Medical Capital Corporation reviews all receivables purchased in the preceding week and decides which receivables it will purchase on behalf of the Company within the next seven to 10 days. MCC refers to each set of receivables so purchased as a batch. Medical Capital Corporation has the sole discretion as to which receivables it will purchase.

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

UNDERWRITING POLICIES. All of the Company's underwriting procedures are carried out on its behalf by Medical Capital Corporation. Medical Capital Corporation employs five people in its underwriting department with over fifty years of combined experience in underwriting healthcare accounts receivables. The underwriting policies of Medical Capital Corporation require a due diligence review of the prospective seller of receivables, its principals, its financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters. Medical Capital Corporation's due diligence review also includes a detailed examination of the seller's accounts receivable, accounts payable, billing and collection policies and practices, management information systems and real and personal property and other collateral. Records and data of the seller for the prior 24-month period are reviewed and evaluated for consistency, reliability and adequate performance. While past collection records of a seller's receivables are often are a good predictor of likely future results, past results may not reflect actual future results. Therefore, it is possible that the historical performance of receivables approved for purchase under the Company's administrator's program will be different from future collections on the receivables, which could adversely affect the Company's profitability.

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

CREDIT RISK MANAGEMENT. The healthcare receivables or portions of healthcare receivables that the Company acquires generally represent obligations of third parties to pay for healthcare services to patients of healthcare providers. The Company's healthcare receivables are paid by third-party payors, like health maintenance organizations, managed care concerns and other insurers, large corporations that may be self-insured, other healthcare sellers and government agencies. Because the Company purchases these types of receivables, the Company relies on prompt payments from these third-party payors for collections. The Company does not purchase any healthcare receivables or portions of healthcare receivables that are payable by individuals.

The possible insolvency or loss of funding of an individual third-party payor is a significant risk to the Company's business. In order to minimize this risk, the Company imposes restrictions on the amount of receivables that can be purchased from any individual third-party payor, within each seller and within the total loan portfolio. MCC constantly reviews industry rating agency reports and industry journals and articles in order to gain any insight into possible financial problems of any third-party payors. MCC also independently confirms various matters with respect to the prospective seller's business and the collectibility of its accounts receivable and any other collateral by conducting public record searches, and, where appropriate, by contacting third-party payors about the prospective seller's receivables.

A credit report is obtained from an appropriate credit agency on each prospective seller and its principals and any medical personnel with any ownership interest. The seller must be creditworthy, and any negative credit comments must be explained and documented to the Company's satisfaction or the satisfaction of Medical Capital Corporation. Special attention is given to any past receivable financing history. If the seller finances any equipment, the applicable equipment leasing companies are contacted for a credit history and reference. Prospective sellers are required to provide favorable bank references. A UCC-1 Financing Statement search is performed to determine that there are no present liens against the receivables of the prospective seller. If any receivable liens do exist, the lien must be paid off before, or as part of, the initial purchasing or funding of any receivables.

PURCHASE OF RECEIVABLES. The Company's purchase agreement with a seller requires that it has the first right of refusal on all of the seller's receivables on a regular-interval basis, generally for one year. However, the Company's total investment in receivables from a seller under a receivables purchase agreement generally is made on a specified commitment amount. The Company usually refrains from making one-time purchases of receivables. For the first purchase from a seller, the Company reviews and offers to purchase all of the receivables of that seller, depending on the above detailed analysis of the receivables. After the first purchase, MCC analyzes all receivables from the preceding week and decides which additional receivables it will purchase within the next seven to 10 days.

RECEIVABLES CHARACTERISTICS. In some cases, the Company may purchase receivables that are more than 90 days old, depending on the analysis of the receivable. The age for any receivable is the number of days elapsed since its billing date to the payor of the receivable. The Company buys receivables with the goal that the average age of receivables purchased from sellers in its portfolio generally will not exceed 180 days. The Company has the sole discretion as to which receivables it will purchase. It reserves the right to disqualify some categories, or some payors, of receivables for purchase at its discretion.

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

PRICING RECEIVABLES FOR PURCHASE. Once a seller has met the criteria and agreed to the requirements, Medical Capital Corporation begins the process of selecting and pricing the receivables for purchase. One of the most important aspects of the selection process, and the due diligence procedure performed on prospective sellers, involves an analysis of a seller's receivables and collections to evaluate the receivables likely to be paid within a defined collection period. The analysis covers a period of not less than the prior 24 months. Using this data, Medical Capital Corporation develops ratios and other data which include the following information:

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

From the above data, Medical Capital Corporation calculates an average receivable amount, receivable turn time, and the payment trend analysis on each major payor. It also verifies the existing outstanding receivables by randomly selecting individual billing files and contacting the applicable third-party payor to determine whether the claim has been submitted for payment and will be paid as anticipated. Prior to a receivable being deemed eligible for purchase by the Company, one of its required conditions is that there be an established payment history by the payor of the receivable reimbursing an amount at least equal to the expected net receivable generally within 60 to 90 days of the date the claim is submitted. Finally, Medical Capital Corporation interviews the prospective client's administrative, accounting and billing personnel to document and review the integrity of internal controls and follow-up billing and collections procedures.

The Company's purchase price paid for healthcare and other receivables is based on a percentage of the face value of the receivable. To determine the purchase price, the face value is reduced first by the amount of any patient co-payment and any amounts in excess of what the payor has historically paid for the procedure giving rise to the receivable. The resulting amount is then further reduced by considering other factors that influence the amount which is likely to be collected under the receivable, including the historical collection experience of the seller. The resulting number is the estimate of the net collectible value of the receivable, or the expected net receivable.

RESERVE ACCOUNT. The Company purchases the receivables at a price equal to the ENR. Only a portion of the purchase price, typically around 80%, but never exceeding 90%, of the ENR, is paid to the seller immediately. A portion of the purchase price not immediately paid is allocated to a reserve account for that seller and the Company retains the remaining portion of the unpaid purchase price as its fee. When a receivable is not fully collected, the balance in the seller's reserve account is reduced. A reduction in a seller's reserve account occurs with respect to most, if not all, sellers. Historically, the reserve account balances held by the Company's affiliates for any single seller have never been exhausted. Although the Company monitors receivable collections on a daily basis, the Company may not be able to react quickly enough to the reduction of a seller's reserve account balance to cover resulting losses through collections on newer receivables acquired from the seller.

     To further explain the reserve account, each receivable can be separated into several segments including: the face amount, the expected net receivable amount, the initial purchase amount, the discount and the seller reserve.


     * Face Amount: this is the full amount owed to the seller by the receivable payor, like an insurance company or Medicare for example.
     * Expected Net Receivable ("ENR"): this is the amount that the Company actually expects the third party payor to pay on the receivable. The ENR is determined by Medical Capital Corporation's underwriting department through its underwriting process. The ENR is almost always less than the face amount of the receivable and never more. For the receivables the Company purchases, the ENR ranges anywhere from 40% to 90% of the face amount of the receivable. All of our calculations of purchase price, reserve and amount advanced to the seller are based on the ENR. The Company does not use the face amount of the receivable for any calculations because it does not expect to be able to collect anything more than the ENR.
     * Initial Purchase Amount or Advance: this is the amount advanced to the seller at the time of initial purchase of a batch of receivables. On the initial purchase from a seller, this is typically around 80% of the ENR. On future purchases, the Company may advance less than 80% of the ENR in order to build up a seller's reserve account balance. The amount to advance to a seller is determined through the Company's underwriting process. For the year ended December 31, 2002, the initial purchase amount as a percentage of ENR was 80.0% on all receivable purchases from unaffiliated third parties.
     * The Discount: this is the Company's fee which it negotiates with the seller when it enters into the receivables purchase agreement. The discount will vary based on the amount of time the Company expects the seller's receivables to remain outstanding before being collected. On average, the discount is approximately 8.0% of the ENR.
     * The Seller Reserve: the amount of each receivable allocated to the seller reserve is equal to the ENR, minus the sum of the initial purchase amount and the discount. This is the batch's bad debt reserve. This bad debt reserve is rolled up into the overall aggregate seller reserve on the entire pool of receivables purchased from a seller. The Company typically tries to maintain an overall bad debt reserve of 10-25% of the ENR for the seller's pool of receivables. Because less than 25% of the ENR is allocated to the seller's bad debt reserve at the time of initial purchase from a new seller, the amount advanced to the seller on future purchases may be less than 80% of the ENR, with the difference being allocated to the seller's bad debt reserve. In addition, under the terms of the Company's purchase agreement with the seller, any amounts collected in excess of the ENR are allocated to the bad debt reserve of the seller.

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

The amount of the reserve account will generally range from 10% to 25% of the estimated net receivable. A seller is paid the amount allocated to its reserve account only when the amount exceeds a negotiated percentage, usually 25%, of all of the receivables purchased from the seller that are outstanding at any one time. A reserve accounting is made to the seller on a monthly basis, using the last day of each month as a determination/reconciliation date. When warranted by this accounting, any excess in the reserve account is paid to the seller on or around the 15th day of the month following the determination/reconciliation date. In addition to the uncollected ENR, any amount paid on a batch of receivables in excess of the ENR is allocated as a credit to the seller's reserve account.

An adjustment may be made if the seller's reserve account balance falls below 5% of the outstanding uncollected receivables balance for that seller. The adjustment is typically made to the initial advance amount paid to the seller on future purchases of receivables. This adjustment effectively reduces the percentage of cash immediately paid to the seller when future receivables are purchased. For example, a seller may be initially paid 80% of the ENR immediately when a receivable is purchased from that seller. If that seller's reserve account balance falls below 5% of the outstanding receivables balance and requires an adjustment, the seller may only be paid 75% of the ENR at the time of purchase for future receivable purchases. In this example, in addition to the normal allocation to the reserve account, an additional 5% of the ENR would be allocated to the reserve account for all future purchases until the reserve account balance reaches a pre-determined level. This adjustment, in effect, increases the amount allocated to the reserve account on each future purchase.

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

Under the administrative services agreement, the Company pays Medical Capital Corporation fees for providing the above services to it. The fees for the various services provided are equal to the lesser of (1) 2% of the ENR balance of the receivables owned by the Company, or (2) 0.25% of the discount fee charged on the purchase of the receivables. The administrative fee is calculated monthly. For the year ended December 31, 2002, the Company incurred $1,087,960 in administrative service fees to Medical Capital Corporation. In addition to this fee, the Company will also reimburse Medical Capital Corporation for compensation paid to its investor relations department for services rendered to the Company by that department. For the year ended December 31, 2002, the Company paid Medical Capital Corporation as reimbursement of its investor relations department for services rendered to the Company by that department
$253,468, of which $215,152 was for compensation, $35,742 travel, and $2,574 various other expenditures. The Company also reimburses Medical Capital Corporation for out-of-pocket expenses paid on the Company's behalf. The Company believes the above fees are competitive with fees charged by independent third parties for providing similar services.

LOCK BOX & COLLECTIONS. As required under the receivables purchase agreement, all proceeds from the collection of the purchased receivables are required to be paid to a lock box account. A lock box account is a post office box, called a lock box, established by the bank that processes the payments. Payments are sent directly to these lock boxes. Therefore, the third-party payor payments of receivables are not directed to the seller, but rather are directed to go to the appropriate lock box. When a seller enters into a receivables purchase agreement, a notice of change in mailing address is sent to all payors of the receivables that are being purchased. The notice instructs the payors to deliver all payments to the appropriate lock box account. Each lock box is established and functions solely to receive payments. When payments are sent to the lock box, the bank processing the lock box deposits the payment into a lock box account at that bank. The amounts in the lock box accounts are periodically transferred to an account maintained by the trustee.

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

TRACKING RECEIVABLES BY BATCH. Generally, once a batch of receivables reaches the age of 180 days from the purchase date, the batch is closed. The closed batch is reconciled and reviewed to determine if the collections are adequate to achieve the expected performance of the purchased receivables. This process is used to constantly evaluate the ENR rates used for each seller. If any one batch of purchased receivables does not perform as expected and falls short of the ENR, the seller is required to supplement the shortfall by substituting the receivable with another eligible receivable, or through recovering the shortfall from the reserve account, or by paying the appropriate sum to Medical Capital Corporation. If the batch collects more than the applicable ENR, the excess is allocated to the seller's reserve account.

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

MediTrak inputs this information into its system and posts the proper credits to each seller's account, on an account-by-account basis. It then transmits a report electronically to the Company giving details of all amounts received. MediTrak then sends copies of all payment documents and other accompanying documents to the seller.

Under the servicing agreement, MediTrak is compensated for its services by receiving a fee for each claim posted on its tracking system. The fee is equal to $2 per claim item in addition to a monthly minimum fee of $200 per seller, a one-time setup fee of $1,500 and one-time data interface fee of up to $1,500. For the year ended December 31, 2002, the Company incurred $276,846 in servicing fees to MediTrak. The Company believes the fees MediTrak charges to companies within the Medical Capital Holdings group are equal to or lower than those non-affiliated third parties would charge for providing similar services.

CREDIT LOSS POLICY AND EXPERIENCE

The Company regularly reviews its outstanding healthcare receivables to determine the adequacy of its bad debt reserve for losses on receivables. To date, none of its affiliates has experienced any net credit losses on the pools of receivables they hold. The Company expects to maintain the bad debt reserve for losses on receivables at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the healthcare receivables when it is appropriate. In evaluating the adequacy of the allowance, it considers factors like trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances, real estate collateral valuations, if any, and underwriting  policies.  However,  many  of  these  considerations  involve  the significant  use of  estimates  and are  subject to rapid  changes  which may be unforeseen and could result in immediate increased losses and material adjustments to the allowance or actual losses.

To the extent that the Company may deem specific healthcare receivables to be wholly or partially un-collectable, it will establish a bad debt loss reserve equal to that amount. The Company has not established a bad debt allowance for losses because circumstances at the present time do not warrant it. If an allowance should be established in the future, there can be no assurance that it will be adequate to cover any losses the Company may experience. Historically, companies in the Medical Capital Holdings group have used a guideline for credit loss allowances of 2% of outstanding debt at the time of reporting. However, this guideline is adjusted to reflect the performance of each individual client. As a result, the credit loss allowances have often times been less than the 2% guideline.

Because the Company is likely to collect more than the amount initially paid to the seller of the receivable, the portion of the purchase price that has been withheld represents a reserve, or additional security, for the collection of the amounts due under all of the receivables from that seller. The amount of the holdback of a portion of the receivables' purchase price that does not represent a yield to the Company upon collection of the receivable is allocated to the reserve account of that seller. Under the terms of the Company's purchase agreement with the seller, if the seller is in compliance with the agreement and all of its batches of receivables are collected on time, the Company will return to the seller all collected amounts allocated to the seller reserve account that exceed 25% of the outstanding balance of the seller's receivables, calculated on a monthly basis. In addition, if the Company ceases to purchase receivables from a seller, once that seller's outstanding receivables are collected in full, the Company will return any collected amounts allocated to the reserve account to the seller. If a receivable is in default, the Company will take measures to recover the purchase price. These measures include reducing the seller's balance in its reserve account, seeking replacement of the receivable from the seller, or enforcing corporate or personal guarantees given by the seller, if any.

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

Although the Company pledges receivables to the trustee, it recognizes that some receivables may prove to be non-assignable. For example, the assignment of some Medicare and Medicaid accounts receivables may be prohibited by federal law. However, it is common in the medical receivables lending industry to take other measures to secure the receipts from Medicare and Medicaid accounts receivables. The Company makes every effort to ensure that the accounts receivables purchased are assignable. If a receivable turns out to in fact be non-assignable, it is possible that neither the trustee nor the Company will have received title to the receivable, or even a security interest in it. This problem is addressed by taking additional collateral as security from the seller or its owners. Other steps may also be taken by its underwriting department to ensure that the loan is fully secured.

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

COMPETITION

The Company encounters significant competition in its healthcare finance business from numerous commercial banks, diversified finance companies, secured lenders and specialty healthcare finance companies. Many of these competitors have greater financial and other resources than the Company and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets. Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on businesses like the Company. They also have greater market share. In addition, healthcare providers often seek alternative sources of financing from a number of sources, including venture capital firms, small business investment companies, suppliers and individuals. As a result, it competes with a significant number of local and regional sources of financing and several large national competitors.

     Competition can take many forms, including the pricing of the financing, transaction structuring, like the use of securitization vs. portfolio lending, timeliness and responsiveness in processing a client's financing application and customer service. Some of the Company's competitors may offer better pricing for receivables, be more timely and responsive in processing receivable purchases and have better customer service than the Company does. Some of these companies may also have greater experience and more efficient collection methods than the Company might develop. Some of the Company's competitors target the same type of healthcare sellers as the Company does and generally have operated in the markets the Company services for a longer period of time. Although many of its competitors have focused their business on large hospitals and clinics and generally prefer to buy receivables in multi-million dollar denominations, typically with a lower profit margin, these competitors could enter the Company's target markets more aggressively in the future. If the Company is unable to successfully compete with these companies, its business could be adversely affected.

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

In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under these proposed rates, the methodologies underlying the establishment of the rates and justification for the proposed rates are published. This gives sellers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications.

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

CHANGES IN HMO AND INSURANCE COMPANY PAYMENT AND REIMBURSEMENT PRACTICES

In addition to governmental initiatives, private reform efforts have been instituted throughout the healthcare industry, including the capitation of some healthcare expenditures. Capitation is the prepayment of a predetermined monthly fee to healthcare providers for some costs by third-party payors, typically HMOs and other managed healthcare concerns. The capitation fee is based on the aggregate number of patients under a healthcare providers' care. This fee does not vary, regardless of how much time the patient requires, the number of visits, or the nature of the illness. The healthcare provider then provides healthcare to these patients when and as needed, and assumes the risk of whether the capitation fee will cover its costs and provide a profit for all of the healthcare services it renders. Because some capitation eliminates patient billing, it can reduce the provider's healthcare receivables and risk of collection of fees that are the primary source of the Company's business and cash flow. There is a risk that this practice will grow as HMOs expand.

Other possible changes in private healthcare delivery and payment systems could adversely affect the Company's business. These include employer initiatives like creating purchasing cooperatives and seller initiatives to integrate hospitals and physicians into comprehensive delivery systems. Also, management and billing services may be consolidated by integrated healthcare delivery systems. This consolidation may result in a decrease in the willingness of sellers to sell healthcare receivables and reduce demand for related billing and collection services.

EMPLOYEES

As of December 31, 2002, the Company employed no full-time employees. However, the Company makes partial use of approximately 76 employees of its affiliates, for which it pays fees under the administrative services agreement.

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

OVERVIEW

EXPECTED NET RECEIVABLE. Through the Company's underwriting process it determines an amount for each receivable that it expects to be collectable, which is referred to as the expected net receivable, or ENR. This amount is often less than the stated face amount of the receivable and never more than the stated face amount. All of the Company's other calculations related to receivables are based on the ENR of the receivable, not the face amount of the receivable. The following is an aging table of the Company's healthcare receivables on the ENR basis:

                                                AS OF
               AGING IN DAYS(1)          DECEMBER 31, 2002(2)
               ----------------          --------------------
               0-60                         $ 22,777,000
               61-120                         12,675,000
               121-180                        10,196,000
               181-240                         6,827,000
               241-270                         1,389,000
               271-360                         1,086,000
               Over 360                          307,000
                                            ------------
               Total ENR                    $ 55,227,000
                                            ============

----------
(1) The aging of a receivable is the number of days that have elapsed since the receivable was first purchased by the Company or one of its affiliates.
(2) The table reflects reports as of the determination dates. These reports do not reflect un-posted cash, interim purchases and interim collections, which amounted to $3,867,000 on December 31, 2002.

SELLER'S RESERVE. The amount of each receivable allocated to each seller's reserve account is equal to the ENR, minus the sum of the initial purchase amount and the discount. This is the batch seller's reserve for funds that could be returned to the seller after claims are collected, if contractual terms are met by the seller. This seller reserve is rolled up into the overall aggregate seller reserve on the entire pool of receivables purchased from that seller. Receivables are posted on a receivable-by-receivable basis, and reported on a batch basis. The receivables are also monitored by tracking the entire pool of batches for a seller to determine the adequacy of the seller's reserve account. The Company typically tries to maintain an overall seller reserve of 10-25% of the ENR for each seller's pool of receivables depending on various criteria determined through the underwriting process and collection experience of the seller's receivables. If a seller's reserve account is insufficient on a pool basis, an adjustment is made to reduce the initial purchase amount on future batches of receivables purchased from that seller, which increases the amount of each batch allocated to the seller's reserve account. In addition, under the terms of the Company's purchase agreement with each seller, any amounts collected in excess of the ENR are allocated to the reserve account of the seller to increase that seller's reserve balance. If the seller is in compliance with the terms of the purchase agreement and all of its batches of receivables are collected on time, the Company will return to the seller all collections for the amounts allocated to the seller reserve account that exceed 25% of the outstanding balance of the seller's receivables, calculated on a monthly basis. In addition, if the Company ceases to purchase receivables from a seller, once that seller's outstanding receivables are collected in full, the Company will return any collections, as well as all rights, title and interest in the receivables allocated to the reserve account to the seller.

Usually between 150 and 270 days from the date of purchase (depending on the contractual terms in each seller's agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable. At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller or withholds a portion of the advance on the next purchase of receivables from that seller. Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it. If the receivable is subsequently collected, the Company allocates those collections to the seller's reserve account under the terms of its purchase agreement with the seller. As of December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was $150,070.

DISCOUNT RESERVE. This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables at the ENR amount, essentially mimicking the straight-line, interest method commonly used by factors in similar industries. The Company anticipates the receivables on which these reserves are based to be collected and earned within the seller contract period, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company. Once that batch of receivables is fully collected to the ENR amount, the Company recognizes the seller's forfeited deferred purchase price as part of its discount revenue. As of December 31, 2002, this reserve was $1,243,000.

BAD DEBT RESERVE FOR LOSSES. The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 1-270 days. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the twelve months ended December 31, 2002 and December 31, 2001, no reserves for losses were needed.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

REVENUES.   The  Company   formally  began  operations  after  the  registration
statement, relating to its public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001. For the twelve months ended December 31, 2002, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $57,723,783 and earned discount fees on these purchases of $5,231,838, including related party discount fees of $2,346,266 from its Parent and affiliates. During the same period, the Company also earned $166,032 in administration expense.

For the twelve months ended December 31, 2001, the Company purchased medical receivables carrying an estimated net realizable value ("ENR") of $20,262,386 and earned discount fees on these purchases of $1,645,912, including related party discount fees of $1,009,637 from its Parent and affiliates. During the same period, the Company did not earn any administration income.

As of December 31, 2002 the Company held $1,243,000 in discount reserves which reduced its discount revenue. The Company anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period. A summary of the changes in the discount reserve for the company from inception to December 31, 2002, on a gross basis is as follows:

                                     FOR THE YEAR ENDED    FOR THE YEAR ENDED        INCEPTION TO
                                      DECEMBER 31, 2002     DECEMBER 31, 2001     DECEMBER 31, 2002
                                      -----------------     -----------------     -----------------
Beginning Balance                         $  195,836            $        0            $        0
Deferred income on purchases               6,279,002             1,841,748             8,120,750
Less: amortized deferred income            5,231,838             1,645,912             6,877,750
                                          ----------            ----------            ----------
Ending Balance                            $1,243,000            $  195,836            $1,243,000
                                          ==========            ==========            ==========

GROSS PROFIT. The gross profit during the twelve months ended December 31, 2002 was $4,309,910, which arose from gross discount revenues of $5,397,870 less the change in discount reserves of $1,047,164, plus $166,032 in administration income, less the administration expense incurred of $1,087,960. The administration expense, related party, was 1.9% of the total ENR of purchases.

The gross profit during the twelve months ended December 31, 2001 was $1,206,256, which arose from gross discount revenues of $1,645,912, less the change in discount reserves of $0, and administration expense incurred of $439,656. The administration expense, related party, was 2.2% of the total ENR.

OPERATING EXPENSES. The Company's total operating expenses for the twelve months ended December 31, 2002, were $6,210,223. Expenses consisted primarily of $4,148,405 in interest expense, which consists of interest expense of $3,546,219 plus amortized commissions of $1,166,403 and amortized deferred offering cost of $127,145 less interest earned of $691,392. Interest earned included $660,362 on the Company's gross notes receivables of $5,339,127 from various medical providers, and $31,006 on cash and cash equivalents. The Company also incurred $350,457 in advertising expense, which is expensed as incurred, professional services of $321,298, service fees of $276,846 (related party), and legal fees of $227,131.

For the twelve months ended December 31, 2001, the Company's total operating expenses were $1,133,492. Expenses consisted primarily of $635,437 in interest expense, which consists of interest expense of $519,191 plus amortized commissions of $189,463 and amortized deferred offering cost of $100,014 less interest earned of $173,231. Interest earned included $136,791 on the Company's notes receivables of $4,045,000 from various medical providers, and $36,410 on cash and cash equivalents. The Company also incurred $207,618 in advertising expense, which is expensed as incurred, professional services of $58,998, service fees of $33,824 (related party), and legal fees of $53,064.

INCOME TAX EXPENSE OR BENEFIT. For the twelve months ended December 31, 2002 and 2001, the provision (benefit) for income taxes was $(703,116) and $25,468 respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

NET INCOME OR LOSS. The Company had a net loss of $(1,197,197) or basic and diluted net loss per common share of $598.60 for the twelve months ended December 31, 2002. The net loss of the Company resulted primarily from gross profit of $4,309,910 on the purchase of medical receivables being less than administration and operating expenses. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company offered at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues. The Company anticipates greater sales of its notes in 2003 and expects revenues and profit margin to rise in 2003.

For the twelve months ended December 31, 2001, the Company had a net income of $47,296 or basic and diluted net gain per common share of $27.03.

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

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended December 31, 2002, the Company received $35,678,000 in cash from the issuance of secured notes by the Company on its public offering, and received collections on medical receivables of $23,426,534. During the same period, the Company used $49,480,134 of these funds to purchase medical receivables, and had $1,686,000 in notes mature and not reinvest. As of December 31, 2002, the Company maintained $1,494,002 in cash and cash equivalents, which it seeks to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From the Company's inception on August 4, 2000 to December 31, 2002, the Company has received $53,895,000 from the sale of its notes, and received $27,287,936 in collections on medical receivables. Over the same period, the Company used $67,931,370 to purchase medical receivables, and made cash loans of $5,339,127 to providers. The Company has had $1,686,000 in notes that have matured and not reinvested since inception.

The Company believes current conditions of the stock exchanges and financial markets will have some impact on the issuance of its secured notes, yet due to the favorable and fixed interest rates offered on the notes, the Company believes this impact will not be significant. The Company does not believe that inflation has had a significant impact on its operations.

The Company's management consists of officers and employees employed by Medical Capital Corporation. Their salaries and benefits are paid by Medical Capital Corporation. The Company's operating expenses will be reimbursed from the net offering proceeds of the offering of its notes to the public or from cash flow generated from its operations. Over the next 12 months the Company believes cash generated by its operations will be sufficient to fund all of the Company's general and administrative expenses.

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

For the twelve months ended December 31, 2002 and 2001, MCC was compensated for administration of the healthcare receivables which the Company purchased of $1,087,960 and $439,656, respectively. For the twelve months ended December 31, 2002 and 2001, the Company incurred management fees provided by MCC of $126,000 and $0, respectively. For the twelve months ended December 31, 2002 and 2001, MTS was compensated for servicing the Company's receivables of $276,846 and $33,824, respectively. For the twelve months ended December 31, 2002 and 2001, the Company incurred sales commissions for telemarketing expenses provided by MCC of $127,930 and $0, respectively.

For the twelve months ended December 31, 2002 and 2001, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $15,212,372 and $11,088,200, respectively, for which it paid a consideration of $12,866,106 and $10,078,564, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings ("MCH") and its affiliates. MCH has a revolving credit line with a U.S. bank, which allows MCH to purchase accounts receivable from a seller. Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by MCH. For these inter-company sales, the receivables are sold to the Company at a price generally equal to 85-95% of the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable. MCH's costs, including interest charges are included in the purchase price. To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by MCH. Medical Capital Corporation ("MCC") makes the determination as to whether the Company purchases receivables from the Company's affiliates or directly from the seller. MCC may also direct the sale of receivables from one of the Company's affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company's investment portfolio. When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that the affiliate owned, including reserve amounts. Moreover, the Company purchases medical receivables from direct sellers or affiliates of the Company at fair value. Consequently, management believes that the Company's results of operations are not impacted whether the Company purchases receivables directly from the seller or from one of the Company's affiliates.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 144 did not have any impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, financing operations and contingencies and litigation. The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of specific assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful medical receivables, accruals for other costs, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Risks are involved in calculating the discount fee reserve based on judgments made by the underwriting team in determining the average discount fee (approximately 7.5%) to be charged to the medical provider and information obtained and analyzed to assess the financial risk involved in purchasing that medical provider's receivables based on relevant operating, historical and financial data. The Company also evaluate trends in healthcare and other relevant sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances and real estate collateral valuations, if any. A significant variation, particularly longer periods from the contractual service and collection period, would impact the ability to recognize deferred revenues and hence impact our results of operations. In addition, any changes in the subjective estimated items mentioned above may impact our results of operations significantly. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this report.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following is the name, age and position of the Company's current directors and executive officers:

NAME                           AGE    POSITION(S)
----                           ---    -----------
Sidney M. Field                57     President, Chief Executive Officer and Director
Joseph J. Lampariello          49     Chief Operating Officer, Secretary, and Director
Alan J. Meister                54     Chief Accounting Officer and Treasurer
Lawrence J. Edwards            57     Director
Joseph J. DioGuardi            62     Director
Gary L. Nielsen                60     Director
Robert B. MacDonald            70     Director

The following is the name, age and position of the directors and executive officers of the Company's parent, Medical Capital Holdings:

NAME                           AGE    POSITION(S)
----                           ---    -----------
Sidney M. Field                57     President, Chief Executive Officer and Director
Joseph J. Lampariello          49     Chief Operating Officer, Secretary, and Director
Alan J. Meister                54     Chief Financial Officer and Treasurer
Lawrence J. Edwards            57     Director
Robert B. MacDonald            70     Director

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

     ALAN J. MEISTER joined Medical Capital Management in 2000 as Chief Accounting Officer. Mr. Meister is also the Chief Financial Officer of Medical Capital Corporation, having joined them in September of 1997. Before joining Medical Capital, Mr. Meister served as the Vice President and Chief Financial Officer of UBL Financial Corporation and its related entities American Express Educational Funding and Union Benefit Life Insurance Company from January 1994. He served on the Board of Directors of Union Benefit Life Insurance Company. Mr. Meister was Controller of FHP Healthcare, Inc. from 1990 to 1993, and worked for Pacific Mutual Insurance Company from 1980 to 1990 as a Financial Consultant. Prior to that, Mr. Meister worked ten years in the mortgage financing industry. He holds a bachelors degree in Accounting from Northeastern University, an MBA from Suffolk University, a MA from the University of San Diego, and a Fellowship from the Life Office Management Institute.

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

EMPLOYMENT AGREEMENTS

     Medical Capital Corporation, the Company's administrator, has employment agreements with Mr. Sidney Field, its President, Chief Executive Officer and Director, Mr. Joseph J. Lampariello, its Chief Operating Officer, and Mr. Alan Meister, its Chief Financial Officer.

     Mr. Field's employment agreement is for a perpetual term until terminated by Mr. Field or Medical Capital Corporation. Mr. Field may terminate the agreement for any reason by giving 30 day's advance notice to Medical Capital Corporation. Medical Capital Corporation may terminate the agreement with cause by giving five day's advance notice to Mr. Field or without cause by giving 120 day's advance notice to Mr. Field. If Mr. Field is terminated by Medical Capital Corporation without cause he is entitled to receive one year's compensation and benefits as a severance. The agreement provides for an initial base salary of $144,000, which may be, and has been, increased from time to time by Medical Capital Corporation's board of directors. The agreement also provides Mr. Field with $3,000,000 of life insurance coverage, an auto allowance. If Mr. Field dies or becomes disabled during the term of the agreement, his spouse or his estate will receive his base salary for six months. Mr. Field's employment agreement also contains a non-compete provision that expires one year after the termination of his employment with Medical Capital Corporation.

     Mr. Lampariello's employment agreement is for a perpetual term until terminated by Mr. Lampariello or Medical Capital Corporation. Mr. Lampariello may terminate the agreement for any reason by giving 30 day's advance notice to Medical Capital Corporation. Medical Capital Corporation may terminate the agreement with cause by giving five day's advance notice to Mr. Lampariello or without cause by giving 120 day's advance notice to Mr. Lampariello. If Mr. Lampariello is terminated by Medical Capital Corporation without cause he is entitled to receive one year's compensation and benefits as a severance. The agreement provides for an initial base salary of $250,000, which may be, and has been, increased from time to time by Medical Capital Corporation's Chief Executive Officer. The agreement also provides Mr. Lampariello with $2,000,000 of life insurance coverage and an auto allowance. If Mr. Lampariello dies or becomes disabled during the term of the agreement, his spouse or his estate will receive his base salary for six months. Mr. Lampariello's employment agreement also contains a non-compete provision that expires one year after the termination of his employment with Medical Capital Corporation.

     Mr. Meister's employment agreement is for a perpetual term until terminated by Mr. Meister or Medical Capital Corporation. Mr. Meister may terminate the agreement for any reason by giving 30 day's advance notice to Medical Capital Corporation. Medical Capital Corporation may terminate the agreement with cause by giving five day's advance notice to Mr. Meister or without cause by giving 90 day's advance notice to Mr. Meister. If Mr. Meister is terminated by Medical Capital Corporation without cause he is entitled to receive one year's compensation and benefits as a severance. The agreement provides for an initial base salary of $120,000, which may be, and has been, increased from time to time by Medical Capital Corporation's board of directors or President. Under the terms of the agreement, for the first five years Mr. Meister is employed by Medical Capital Corporation, he was granted 20,000 shares of common stock of Medical Capital Holdings, Inc. on each yearly anniversary of his employment. The agreement also provides Mr. Meister with an auto allowance. If Mr. Meister dies or becomes disabled during the term of the agreement, his spouse or his estate will receive his base salary for six months. Mr. Meister's employment agreement also contains a non-compete provision that expires one year after the termination of his employment with Medical Capital Corporation.

All of Medical Capital Corporation's executive officers are entitled to participate in a bonus pool, which is paid quarterly. The amount the pool is funded and the percentage of the pool each participant is entitled to receive changes annually in the discretion of Medical Capital Corporation's board of directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

     EXECUTIVE COMPENSATION. The Company does not pay any compensation to its officers nor does it directly reimburse Medical Capital Corporation for any portion of their salaries. The Company pays fees to Medical Capital Corporation for acting as the Company's administrator, which fees have no relationship to the salaries paid by Medical Capital Corporation. The Company does reimburse Medical Capital Corporation for compensation paid to some of its non-officer employees for services provided to the Company by those employees. The following table sets forth the aggregate compensation awarded to, earned by, or paid to
(1) the Company's Chief Executive Officer, and (2) the Company's other most highly compensated executive officers during 2002 and 2001 whose total annual compensation exceeded $100,000 in 2002 (the "Named Executive Officers"), all during 2002 and 2001, the Company's first two years of operations. The compensation included in the table is the total compensation paid to these individuals by the Company's affiliate, Medical Capital Corporation, in their capacity as officers of Medical Capital Corporation. These individuals do not receive any other compensation by any of the companies affiliated with the Medical Capital Holdings group of companies. As of March 15, 2002, the Company did not have any stock option plans in effect.

                           SUMMARY COMPENSATION TABLE

                                                                     BONUS/      ALL OTHER
      NAME AND PRINCIPAL POSITION              YEAR     SALARY    COMMISSIONS   COMPENSATION
      ---------------------------              ----     ------    -----------   ------------
Sidney M. Field                                2002    $144,000    $       0     $ 26,145(1)
  President, Chief Executive Officer and       2001    $144,000    $ 200,000     $ 23,826(1)
  Director
Joseph J. Lampariello                          2002    $275,000    $ 385,827     $  3,600(2)
  Chief Operating Officer, Secretary, and      2001    $275,000    $ 301,081     $  7,176(2)
  Director

Alan Meister                                   2002    $181,404    $  54,131     $ 21,360(5)
  Chief Accounting Officer and Treasurer       2001    $169,067    $  42,123     $ 21,280(5)

Lawrence J. Edwards                            2002    $ 75,000    $  65,395     $ 13,900(4)
  Director                                     2001    $180,000    $ 190,661     $ 31,644(4)

----------
(1) Includes $18,945 in life insurance premiums and a $7,200 401(k) matching contribution paid by Medical Capital Corporation for 2002. Includes $16,626 in life insurance premiums and a $7,200 401(k) matching contribution paid by Medical Capital Corporation for 2001.
(2) Includes $3,600 in life insurance premiums paid by Medical Capital Corporation for 2002. Includes $7,176 in life insurance premiums paid by Medical Capital Corporation for 2001.

(3) Mr. Edwards retired as Executive Vice President and Treasurer of Medical Capital Management on May 31, 2002, and currently serves only as a director of Medical Capital Management.
(4) Includes $5,160 in life insurance premiums, a $3,750 401(k) matching contribution and a $5,000 auto allowance paid by Medical Capital Corporation for 2002. Includes $15,644 in life insurance premiums, a $4,000 401(k) matching contribution and a $12,000 auto allowance paid by Medical Capital Corporation for 2001.
(5)  Includes  $2,760  in life  insurance  premiums,  a $6,600  401(k)  matching contribution and a $12,000 auto allowance paid by Medical Capital Corporation for 2002. Includes $2,680 in life insurance premiums, a $6,600 401(k) matching contribution and a $12,000 auto allowance paid by Medical Capital Corporation for 2001.

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

     In addition to the above compensation, in 2002 Messrs. Edwards, Field and Lampariello also received a grant of stock in Medical Capital Holdings of 1,000 shares each valued at $3.00 per share.

     COMPENSATION OF DIRECTORS. Each non-employee director serving on the Company's board of directors receives an annual fee of $12,000, paid quarterly. In addition, each non-employee director receives a fee of $2,000 for each board meeting attended and $500 for each committee meeting attended by that director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains information concerning the persons, including any "group", who the Company knows to be the beneficial owner of more than 5% of any class of voting securities of its parent, Medical Capital Holdings. It also shows the voting securities of the Company's parent owned by the Company's directors and executive officers individually, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting power and investment power over the shares indicated. All information is as of December 31, 2002. As of that date, 13,553,746 shares of common stock of Medical Capital Holdings were issued and outstanding.

     NAME OF BENEFICIAL OWNER                     NUMBER OF SHARES       PERCENT OF CLASS(1)
     ------------------------                     ----------------       -------------------
Sidney M. Field                                      3,295,333(2)               23.9%
  2100 South State College Blvd.
  Anaheim, California 92806
Lawrence J. Edwards                                  3,086,858(3)               24.0%
  2100 South State College Blvd.
  Anaheim, California 92806
Joseph L. Lampariello                                2,501,000                  18.1%
  2100 South State College Blvd.
  Anaheim, California 92806
Alan J. Meister                                        100,000(4)                *
  2100 South State College Blvd.
  Anaheim, California 92806
Joseph J. DioGuardi                                          0                   *
  2100 South State College Blvd.
  Anaheim, California 92806
Gary L. Nielsen                                              0                   *
  2100 South State College Blvd.
  Anaheim, California 92806


Robert B. MacDonald                                  3,333,333(5)               24.2%
  2100 South State College Blvd.
  Anaheim, California 92806
LAM Irrevocable Trust                                3,333,333(5)               24.2%
  Private Trust Corporation Ltd., Charlotte
  House, PO Box N65, Nassau, Bahamas
Medical Receivables Management Group, LLC            1,170,222                   8.5%
  251 Jeanell Drive, No. 3,
  Carson City, Nevada 89703
JEBAJ Management Corp.                               3,093,333(6)               22.4%
  251 Jeanell Drive, No. 3,
  Carson City, Nevada 89703
Directors and Executive Officers as a Group         12,316,524                  91.0%
  (7 persons)

----------
*    Less than 1%.
(1) Share amounts are rounded to the nearest whole number. All shares not outstanding but which may be acquired by a stockholder within 60 days by the exercise of any stock option or any other right, are deemed outstanding for the purpose of calculating beneficial ownership and computing the percentage of the class beneficially owned by that shareholder, but not by any other shareholder.
(2) Includes 201,000 shares owned directly by Mr. Field and 3,093,333 shares which Mr. Field holds the power to vote through an agreement with the owner of those shares, JEBAJ Management Corp.
(3) Includes 3,085, 858 shares owned by the Lawrence J. Edwards Revocable Living Trust for which Mr. Edwards is the trustee.
(4) Includes 20,000 shares Mr. Meister can acquire upon the exercise of outstanding stock options.
(5) Mr. MacDonald holds the power to vote these shares through a proxy from the Trustee of Lam Irrevocable Trust.
(6)  Mr. Field has the power to vote these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company is a wholly owned subsidiary of Medical Capital Holdings. It relies on some of the other wholly owned subsidiaries of Medical Capital Holdings, like Medical Capital Corporation and MediTrak, to provide services to it. The Company pays fees to these affiliates for providing services to it, regardless of whether or not the business is profitable (see Note 8, Related Party Transactions in the "Notes to Financial Statements"). Since the Company is under common control with these affiliates, the agreements and arrangements under which they provide services to the Company were not made through independent arm's length negotiations. However, the Company believes the fees it pays for these services are similar to those that an independent third-party would charge for providing the same services.

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

     Medical  Capital  Corporation  is  the  Company's   administrator  for  the
receivables. For the year ended December 31, 2002, the Company incurred $1,087,960 in administrative service fees to Medical Capital Corporation. For the year ended December 31, 2002, the Company incurred $253,468 Medical Capital Corporation as reimbursement of expenses paid to Medical Capital Corporation for investor relations services provided on its behalf.

     The amount that the face value of a receivable is discounted when the receivable is purchased will be determined by the administrator based on the underwriting criteria it has established. For the year ended December 31, 2002, the Company incurred $126,000 in management fees to Medical Capital Corporation. The Company could be adversely affected if the administrator requires the seller's receivables to be discounted at higher rates than those the seller is accustomed to receiving. This could result in sellers being unwilling to sell, or discouraged from selling all, their receivables to the Company. The administrator also underwrites receivables that may be purchased by the Company's affiliates. The administrator attempts to allocate new sellers fairly among its various affiliates, but the allocation may ultimately be unfair to the Company.

     MediTrak is the servicer of the Company's receivables. For the year ended December 31, 2002, the Company incurred $276,846 in servicing fees to MediTrak. MediTrak is compensated for its services by receiving a fee for each claim posted on its tracking system. For some clients with a minimal number of monthly claims being posted, a minimum monthly servicing fee will be charged.

     For the year ended December 31, 2002, Company purchased healthcare receivables from its parent, Medical Capital Holdings, with a book value of $15,212,372 for $12,866,106 in cash. The purchase price for these transactions was determined by Medical Capital Corporation. The purchase price of receivables sold among affiliates in the Medical Capital Holdings group generally averages between 85-95% of fair market value.

     On April 23, 2002, the Company's board of directors approved a dividend on the Company's common stock totaling $1,250,000. The reason for this dividend was to return funds to Medical Capital Holdings that it had invested in the Company in connection with its formation. The amount paid as a dividend represented an over-capitalization of the Company. It was determined that the amount invested by Medical Capital Holdings was in excess of the amount of initial capital the Company needed to conduct our operations, and was therefore returned to Medical Capital Holdings in the form of a dividend on the Company's common stock, all of which is owned by Medical Capital Holdings.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT                           DESCRIPTION
-------                           -----------

 3.01      Articles of Incorporation of Medical Capital Management, Inc. (1)

 3.02      Bylaws of Medical Capital Management, Inc. (1)

 4.01 Amended and Restated Note Issuance and Security Agreement, dated February 15, 2001, between Medical Capital Management, Inc. and Zions First National Bank, as trustee. (2)

 10.01 Master Service Agreement between Medical Capital Management, Inc. and Medical Tracking Services, Inc. (3)

 10.02 Administrative Services Agreement, dated August 4, 2000, between Medical Capital Management, Inc. and Medical Capital Corporation. (1)

 11.01     Statement regarding computation of per share earnings.

 99.01     Deed of Trust Note in the amount of $3,000,000. (4)

 99.02     Deed of Trust Note in the amount of $745,000. (4)

 99.03     Deed of Trust Note in the amount of $300,000. (4)

 99.04     Amended and Restated Deed of Trust Note dated November 12, 2002. (4)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 333-45464.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 15, 2001.
(3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 333-101772.
(4) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, Registration No. 333-101177.

     (b) The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

ITEM 14. CONTROLS AND PROCEDURES.

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in those reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDICAL CAPITAL MANAGEMENT, INC.


Date: March 28, 2003                    By /s/ Sidney M. Field
                                           -------------------------------------
                                           Sidney M. Field, President and
                                           Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                         TITLE                           DATE
     ---------                         -----                           ----

/s/ Sidney M. Field          PRESIDENT, CHIEF EXECUTIVE           March 28, 2003
-------------------------    OFFICER AND DIRECTOR
Sidney M. Field

/s/ Joseph J. Lampariello    CHIEF OPERATING OFFICER,             March 28, 2003
-------------------------    TREASURER, SECRETARY AND
Joseph J. Lampariello        DIRECTOR

/s/ Alan J. Meister          CHIEF ACCOUNTING OFFICER (CHIEF      March 28, 2003
-------------------------    FINANCIAL OFFICER)
Alan J. Meister

/s/ Lawrence J. Edwards      DIRECTOR                             March 28, 2003
-------------------------
Lawrence J. Edwards

/s/ Joseph J. DioGuardi      DIRECTOR                             March 28, 2003
-------------------------
Joseph J. DioGuardi

/s/ Robert B. MacDonald      DIRECTOR                             March 28, 2003
-------------------------
Robert B. MacDonald

/s/ Gary L. Nielsen          DIRECTOR                             March 28, 2003
-------------------------
Gary L. Nielsen

                                 CERTIFICATIONS


I, Sidney M. Field, Chief Executive Officer of Medical Capital Management, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Medical Capital Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ Sidney M. Field
----------------------------
Sidney M. Field
Chief Executive Officer

                                 CERTIFICATIONS

I, Alan Meister, (Principal Financial Officer) of Medical Capital Management, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Medical Capital Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ Alan Meister
------------------------------
Alan Meister
(Principal Financial Officer)

                                 CERTIFICATIONS

I, Joseph J. Lampariello, Secretary and Chief Operating Officer, of Medical Capital Management, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Medical Capital Management, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

/s/ Joseph J. Lampariello
-------------------------------------
Joseph J. Lampariello
Secretary and Chief Operating Officer

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001:

                                                                       Page
                                                                       ----

     Independent Auditors' Report...................................... F-2
     Balance Sheet..................................................... F-3
     Statements of Income (Operations)................................. F-4
     Statements of Cash Flows.......................................... F-5
     Statement of Stockholder's Equity................................. F-6
     Notes to Financial Statements..................................... F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Medical Capital Management, Inc.
Anaheim, California

We have audited the accompanying balance sheet of Medical Capital Management, Inc., as of December 31, 2002 and the related statements of income (operations), stockholder's equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Capital Management, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
March 18, 2003

                        MEDICAL CAPITAL MANAGEMENT, INC.
                                  BALANCE SHEET

                                                                            December 31,
                                                                                2002
                                                                            ------------
ASSETS
Current assets:
   Cash and cash equivalents ............................................   $  1,494,002
   Medical receivables, net of discount reserves of $1,243,000 ..........     45,012,270
   Receivable from Parent and affiliates, net ...........................        211,127
   Account receivables ..................................................         36,755
   Prepaid trustee fee ..................................................          4,524
   Notes receivable - short term ........................................      1,045,000
                                                                            ------------
         Total current assets ...........................................     47,803,678

   Notes receivable - long term, net of deferred income on notes
     of $62,000 .........................................................      4,232,127
                                                                            ------------
         Total assets ...................................................   $ 52,035,805
                                                                            ============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accrued expenses - trade .............................................   $    108,193
   Due to medical providers .............................................        150,070
   Interest payable, net ................................................        399,798
   Notes payable - current ..............................................     21,295,000
                                                                            ------------
         Total current liabilities ......................................     21,953,061

 Notes payable - long term, net of deferred offering costs of $94,109
    and commissions of $2,587,266 .......................................     28,232,625
                                                                            ------------
         Total liabilities ..............................................     50,185,686
                                                                            ------------

STOCKHOLDER'S EQUITY
   Preferred stock - par value $0.01 (10,000 shares authorized,
     no shares issued and outstanding) ..................................             --
   Common stock - par value $0.01 (10,000 shares authorized,
     2,000 shares issued and outstanding) ...............................             20
   Additional paid-in capital ...........................................      3,000,000
   Retained earnings ....................................................     (1,149,901)
                                                                            ------------
         Total stockholder's equity .....................................      1,850,119
                                                                            ------------
         Total liabilities and stockholder's equity .....................   $ 52,035,805
                                                                            ============

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        STATEMENTS OF INCOME (OPERATIONS)

                                                               Year ended         Year ended
                                                           December 31, 2002   December 31, 2001
                                                           -----------------   -----------------
DISCOUNT REVENUES:
   Discount fees, net of change in
   discount reserves $1,047,164, including
   related party fees of $2,346,266 ........................   $ 5,231,838        $ 1,645,912
   Administrative income ...................................       166,032                 --
                                                               -----------        -----------
Total revenues .............................................     5,397,870          1,645,912
COST OF REVENUES:
    Administration expense, related party ..................     1,087,960            439,656
                                                               -----------        -----------
GROSS PROFIT ...............................................     4,309,910          1,206,256
                                                               -----------        -----------
OPERATING EXPENSES:
   Interest expense, net ...................................     4,148,405            635,437
   Advertising .............................................       350,437            207,618
   Professional services ...................................       321,298             58,998
   Service fees, related party .............................       276,846             33,824
   Legal expenses ..........................................       227,131             53,064
   Investor relations fees, related party ..................       215,152                 --
   Travel and entertainment ................................       178,343             35,745
   Sales commissions, related party ........................       127,930                 --
   Management fees, related party ..........................       126,000                 --
   Trustee fees ............................................        49,768             56,750
   Directors' fees .........................................        44,000             44,000
   Bank charges ............................................        71,285              1,919
   Copying and printing ....................................        43,646              2,780
   Occupancy ...............................................        12,976                 --
   Other ...................................................        17,006              3,357
                                                               -----------        -----------
       Total operating expenses ............................     6,210,223          1,133,492
                                                               -----------        -----------
INCOME (LOSS) BEFORE TAXES .................................    (1,900,313)            72,764
                                                               -----------        -----------
Provision (benefit) for income tax, related party ..........      (703,116)            25,468
                                                               -----------        -----------
NET INCOME (LOSS) ..........................................   $(1,197,197)       $    47,296
                                                               ===========        ===========
Weighted average number of common
  shares outstanding - basic and diluted ...................         2,000              1,750
                                                               ===========        ===========

Net loss per common share - basic and diluted ..............   $   (598.60)       $     27.03
                                                               ===========        ===========

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS

                                                             Year ended          Year ended
                                                          December 31, 2002   December 31, 2001
                                                          -----------------   -----------------
Cash flows used for operating activities:
   Net income (loss) ....................................   $ (1,197,197)       $     47,296
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Amortization of deferred offering costs and
       Commissions ......................................      1,293,548             289,477
     Amortization of prepaid trustee fee ................         49,768                  --
   Changes in assets and liabilities:
     Increase in medical receivables ....................    (29,569,104)        (15,443,166)
     Increase in interest receivable ....................         39,136             (35,858)
     Increase in due from (to) Parent and affiliates ....       (285,602)            (12,333)
     Increase in accounts receivable ....................        (36,755)                 --
     Increase in prepaid trustee fees ...................        (54,292)                 --
     Increase in accrued expenses - trade ...............         50,065              58,129
     Increase in due to medical providers ...............        150,070                  --
     Increase in interest payable .......................        257,450             139,069
                                                            ------------        ------------
Net cash used for operations ............................    (29,302,913)        (14,957,386)
                                                            ------------        ------------
Cash flows used for investing activities:
   Increase in notes receivables ........................     (1,232,127)         (4,045,000)
                                                            ------------        ------------
Net cash used for investing activities ..................     (1,232,127)         (4,045,000)
                                                            ------------        ------------
Cash flows from financing activities:
   Proceeds from issuance of debt, net ..................     33,992,000          18,217,000
   Payments on offering costs and commissions ...........     (2,806,855)         (1,370,737)
   Payment of dividend, related party ...................     (1,250,000)                 --
   Proceeds from sale of common stock ...................             --             249,920
   Proceeds from paid-in capital ........................             --           4,000,000
                                                            ------------        ------------
Net cash provided by financing activities ...............     29,935,145          21,096,183
                                                            ------------        ------------
Net increase in cash and cash equivalents ...............       (599,895)          2,093,797
Cash and cash equivalents at beginning of year ..........      2,093,897                 100
                                                            ------------        ------------
Cash and cash equivalents at end of year ................   $  1,494,002        $  2,093,897
                                                            ============        ============

Supplemental disclosure of cash flow items:
     Income taxes paid .................................    $         --        $         --
     Interest paid .....................................    $  3,355,146        $    380,122

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY
                FOR THE YEARS ENDED TO DECEMBER 31, 2002 AND 2001

                                                 Common stock           Additional                     Total
                                          --------------------------      paid-in      Retained     stockholder's
                                            Shares         Amount         Capital      earnings        equity
                                          -----------    -----------    -----------   -----------    -----------
Balance - January 31, 2001 ............         1,000    $        10             90   $        --    $       100
Sale of common stock to Parent
  on March 31, 2001 ...................         1,000             10        249,910            --        249,920
Paid in capital from Parent on
  August 29, 2001 .....................                                   4,000,000                    4,000,000
Net income for the twelve months
  ended December 31, 2001 .............            --             --             --        47,296         47,296
                                          -----------    -----------    -----------   -----------    -----------
Balance - December 31, 2001 ...........         2,000    $        20    $ 4,250,000   $    47,296    $ 4,297,316
Payment of dividend, related party ....                                  (1,250,000)                  (1,250,000)
Net loss for the twelve months
  ended December 31, 2002 .............            --             --             --    (1,197,197)    (1,197,197)
                                          -----------    -----------    -----------   -----------    -----------
Balance - December 31, 2002 ...........         2,000    $        20    $ 3,000,000   $(1,149,901)   $ 1,850,119
                                          ===========    ===========    ===========   ===========    ===========

  THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        MEDICAL CAPITAL MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

DISCOUNTS EARNED ON MEDICAL RECEIVABLES:

Medical receivables are recorded at initial purchase amount, which is the amount advanced to the seller, plus discount fee, less any collections on the receivable. This is the cost basis and equals the fair market value of the receivable at the time of purchase. Medical receivables purchased from affiliates are generally purchased for 85%-95% of fair market value, which is determined as the gross advance plus the gross discount less the gross collections of the receivables at the time of purchase. The face amount of the receivables, or the amounts owed to the seller by the receivable payor, are adjusted to an expected net receivable (the Company refers to this as the "ENR" or Expected Net Receivable) amount through the Company's underwriting process, which represents the actual amount that the Company believes is collectible on the receivable. The Company determines its initial purchase amount, discount fee and reserve based on the ENR of the receivable.

Discounts on medical receivables represent a fee charged by the Company to the seller on the purchase of receivables. Discounts on medical receivables are calculated over a period ranging from 1-270 days from the date of purchase of the batch of receivables as submitted for sale to the Company by the seller. using a method that approximates the interest method. Discount fee pricing is based on a historical analysis of the seller's accounts receivable collection performance, risk criteria and the number of days the receivable is outstanding when purchased, in the aggregate. The discount fee is calculated on a batch by batch basis based on this analysis as the estimated collection period of the receivables in the batch. Although the amount of the discount is calculated at the beginning of each purchase transaction, the revenue is amortized over the life of the contractual collection period of the receivable batch using a method that approximates the interest method.

This revenue is deferred into a "discount reserve" and amortized over the collection period on a per client basis based upon its preliminary underwriting criteria, collection history, and ongoing credit and underwriting policies. The Company anticipates the receivables upon which these reserves are based to be collectable and earned within the provider contract period. Therefore, this reserve is considered a timing adjustment. As of December 31, 2002 and 2001, this reserve was $1,243,000 and $195,836, respectively.

RELATED PARTY TRANSACTIONS:

The Company's Parent, Medical Capital Holdings Inc., has substantial experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables. The Company uses the services and expertise of Medical Capital Holdings and its subsidiaries to purchase a portfolio of healthcare receivables. It has entered into contracts with MCC and MTS, affiliated companies, to provide the appropriate system for purchasing and tracking its healthcare receivables. Reimbursement for these services approximates the costs to these affiliated entities which management believes equals the prevailing market rates for comparable services of this nature.

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings and its affiliates. Medical Capital Holdings has a revolving credit line with Comerica Bank, which allows Medical Capital Holdings to purchase accounts receivable from a seller. Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by Medical Capital Holdings. For these inter-company sales, the receivables are sold to the Company at a price generally equal to 85-95% the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable. To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by Medical Capital Holdings. Medical Capital Corporation makes the determination as to whether the Company purchases receivables from the Company's affiliates or directly from the seller. Medical Capital Corporation may also direct the sale of receivables from one of the Company's affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company's investment portfolio. When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that the affiliate owned, including reserve amounts. Therefore, the impact on reserves is no different whether the Company purchases receivables from its affiliates or directly from the seller.

PROVIDER CONCENTRATION:

As of December 31, 2002, medical receivables purchased by the Company from four providers amounted to approximately 74% of the outstanding balance of the total receivables due to the Company. MCM had no other relationships, contractual or otherwise, with these providers.

RESERVES:

SELLER'S RESERVE. The amount of each receivable allocated to each seller's reserve account is equal to the ENR, minus the sum of the initial purchase amount and the discount. This is the batch seller's reserve for funds that could be returned to the seller after claims are collected, if contractual terms are met by the seller. This seller reserve is rolled up into the overall aggregate seller reserve on the entire pool of receivables purchased from that seller. Receivables are posted on a receivable-by-receivable basis, and reported on a batch basis. The receivables are also monitored by tracking the entire pool of batches for a seller to determine the adequacy of the seller's reserve account. The Company typically tries to maintain an overall seller reserve of 10-25% of the ENR for each seller's pool of receivables depending on various criteria determined through the underwriting process and collection experience of the seller's receivables. If a seller's reserve account is insufficient on a pool basis, an adjustment is made to reduce the initial purchase amount on future batches of receivables purchased from that seller, which increases the amount of each batch allocated to the seller's reserve account. In addition, under the terms of the Company's purchase agreement with each seller, any amounts collected in excess of the ENR are allocated to the reserve account of the seller to increase that seller's reserve balance. If the seller is in compliance with the terms of the purchase agreement and all of its batches of receivables are collected on time, the Company will return to the seller all collections for the amounts allocated to the seller reserve account that exceed 25% of the outstanding balance of the seller's receivables, calculated on a monthly basis. In addition, if the Company ceases to purchase receivables from a seller, once that seller's outstanding receivables are collected in full, the Company will return any collections, as well as all rights, title and interest in the receivables allocated to the reserve account to the seller.

Usually between 150 and 270 days from the date of purchase (depending on the contractual terms in each seller's agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable. At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller or withholds a portion of the advance on the next purchase of receivables from that seller. Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it. If the receivable is subsequently collected, the Company allocates those collections to the seller's reserve account under the terms of its purchase agreement with the seller. As of December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was $150,070.

DISCOUNT RESERVE. This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables at the ENR amount, essentially mimicking the straight-line, interest method commonly used by factors in similar industries. The Company anticipates the receivables on which these reserves are based to be collected and earned within the seller contract period, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company. Once that batch of receivables is fully collected to the ENR amount, the Company recognizes the seller's forfeited deferred purchase price as part of its discount revenue. As of December 31, 2002, this reserve was $1,243,000.

BAD DEBT RESERVE FOR LOSSES. The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management. The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management's evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 1-270 days. Accordingly, charge-offs are not expected to be material to the Company's financial position or results of operations. During the twelve months ended December 31, 2002 and December 31, 2001, no reserves for losses were needed.

DELINQUENT RECEIVABLES:

A delinquent receivable is determined as such when the contracted period (collection service life) has expired and there remains a balance shortfall to the ENR amount of the batch of receivables. The shortfall is determined on a batch basis. Once a batch is closed and it is determined that a shortfall exists, the value of the delinquent receivable is reduced to zero. The amount of the shortfall is either withheld from the seller's next purchase advance, replaced by the seller with new receivables in an amount equal to the delinquent receivables or charged to the bad debt reserve of the seller. Therefore, there were no delinquent receivables on the Company's books as of December 31, 2002. After the batch is closed, the seller is charged back a withholding of the next purchase advance to make up the shortfall against the seller's bad debt reserves or the seller substitutes a new receivable for the delinquent receivable. Since the seller is obligated to sell receivables on a forward moving basis (i.e. recurring) there is sufficient offset capability to cover most of the risk to collection shortfall. If the seller no longer offers or is not required to sell receivables to the Company and a shortfall exists for a batch of receivables, it is the Company's policy to pursue all related collection activity to recover collections of the ENR amount. When a seller substitutes a receivable, no adjustment is made to the discount fee. There were no substitutions of receivables during the year ended December 31, 2002.

COMMISSIONS:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the twelve months ended December 31, 2002 and 2001, the Company capitalized commissions of $2,717,152 and $1,176,380, respectively, and amortized $1,166,403 and $189,463, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents which approximate fair value) and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

INCOME TAXES:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For Federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 37% of net income before taxes. For the years ending December 2002 and 2001, the Company's income tax (benefit) was $(703,116) and $25,468, respectively. There were no temporary differences between book and tax bases of various liabilities and assets that would give rise to any material deferred tax assets or liabilities.

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

                                                        2002         2001
                                                      ---------    ---------
    Federal income tax (benefit) at statutory rates         (34)%         34%
    State income taxes (benefit), less federal
      income tax benefit                                     (6)           6
                                                      ---------    ---------

    Total provision/(benefit)                               (40)          40
    Loss for which no tax benefit is available                3           (5)
    NOL utilized                                             --           --
                                                      ---------    ---------

    Total provision (benefit)                               (37)%         35%
                                                      =========    =========

The income tax provision (benefit) is comprised of the following:

                                                        2002         2001
                                                      ---------    ---------
    Current - federal                                 $(703,116)   $  25,468
    Deferred - federal                                       --           --
                                                      ---------    ---------

    Total provision (benefit)                         $(703,116)   $  25,468
                                                      =========    =========

RECENT ACCOUNTING PRONOUNCEMENTS:

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 144 did not have any impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

3. NOTES RECEIVABLE

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

                                                                   AS OF
                                                             DECEMBER 31, 2002
                                                             -----------------
     Physician-Client, 18%, interest only paid
       monthly, due July 1, 2003(1)                              $  300,000
     Skilled Nursing Facility, 16%, interest only
       paid monthly, due September 18, 2002(2)                      745,000
     Medical Group, 16%, interest only paid
       monthly, Various due dates (3)                             4,294,127
                                                                 ----------
     Gross short term and long notes receivable                  $5,339,127
     Less: deferred income on notes                                  62,000
                                                                 ----------
     Net short term and long term notes receivable                5,277,127
                                                                 ==========

----------
(1)  As of December 31, 2002, the December 2002 interest payment was pending.
(2) The loan matured on September 18, 2002, but was not repaid. As of to date, the borrower had continued to make interest payments. The borrower was in the process of selling the property and the Company anticipates being repaid in full as soon as the property is sold. If the property is not sold by April 30, 2003, the Company may rewrite the loan with a significant principal paydown.
(3) As of December 31, 2002, the borrower was current on interest. On November 15, 2002, the Company entered into a new loan agreement with the borrower. The new agreement, a troubled debt restructing, called for a $2,572,000 increase in the original loan amount of $3,000,000 to be disbursed in December 2002 and February 2003 in accordance with the loan agreement. Interest income earned by the Company during the year ended December 31, 2002 amounted to $480,000. Principal is to be repaid in various installments in accordance with the loan agreement with the balance of the loan payable on December 31, 2005. Repayment schedule call for annual principal payments of $675,000 in 2003 and 2004, and $4,222,000 in 2005.

4. DEFERRED OFFERING COSTS

Deferred Offering Costs consist of costs incurred for the Company's registration of debt securities on Form SB-2 as filed with the Securities and Exchange
Commission, which was declared effective February 6, 2001. These costs are amortized over the weighted term of the securities using the interest method. For the twelve months ended December 31, 2002 and 2001, the Company paid and capitalized deferred offering costs of $49,130 and $272,138 respectively, and amortized $127,145 and $100,014, respectively. The amortization was included in the interest expense during the applicable period.

5. NOTES PAYABLE

The Company  issues  notes,  secured by medical  receivables,  for cash  through
several   broker-dealers  as  filed  on  its  registration  statement  with  the
Securities and Exchange Commission. These notes consist of the following:

                     RATE              MATURITY DATE        DECEMBER 31, 2002
                     ----              -------------        -----------------
         Class A     9.00%       1 year from issuance date    $  4,606,000
         Class A     8.00%       1 year from issuance date      12,429,000
         Class B     9.75%       2 years from issuance date      3,258,000
         Class B     8.75%       2 years from issuance date      8,443,000
         Class C     10.25%      3 years from issuance date      2,650,000
         Class C     9.25%       3 years from issuance date      5,007,000
         Class D     10.75%      4 years from issuance date      3,267,000
         Class D     9.75%       4 years from issuance date     12,549,000
                                                              ------------
         Total face value of notes payable.................   $ 52,209,000
         Less unamortized offering costs and commissions...     (2,681,375)
                                                              ------------
                                                                49,527,625
         Less current maturities...........................     21,295,000
                                                              ------------
                                                              $ 28,232,625
                                                              ============

The maturities of notes payable as of December 31, 2002 are as follows:

                     2003           $ 21,295,000
                     2004             10,832,000
                     2005              8,664,000
                     2006             11,418,000
                                    ------------
                                    $ 52,209,000
                                    ============

As of December 31, 2002, the Company's notes were secured by medical receivables with an expected net receivable outstanding balance of $51,360,223, by notes receivable of $5,277,127, and by cash and cash equivalents of $1,494,002, for a total collateral amount of $58,131,352.

6. INTEREST TO SECURED NOTEHOLDERS

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs. Interest is paid without any compounding. Each class of notes has a different maturity date and accrues interest at different rates. The Company's current rates on its secured notes are as follows: Class A to 8.00%; Class B to 8.75%; Class C to 9.25%; and Class D to 9.75%. The effective interest rates approximate 4% higher than the stated rates due to the amortization of deferred offering costs and commissions treated as interest expense.

7. STOCKHOLDER'S EQUITY

On April 23, 2002, the Company's Board of Directors approved a dividend of $1,250,000 to our stockholder and Parent, Medical Capital Holdings, Inc.

8. MEDICAL RECEIVABLES

The following table shows the expected net receivable amount of the Company's receivables purchased from third parties and purchased from affiliates during the year ended December 31, 2002.

                                                              FOR THE YEAR ENDED
Expected Net Receivable                                        DECEMBER 31, 2002
-----------------------                                        -----------------
Direct purchases from third parties during the period ......      $34,353,064
Purchases from affiliates during the period ................       23,370,719
                                                                  -----------
Total purchases during the period ..........................      $57,723,783
                                                                  ===========

As of December 31, 2002, the Company had an outstanding ENR balance, net of collections, of $51,360,223. The following table reconciles the ENR amounts to the medical receivable oustanding on the balance sheet.

                                                       FOR THE YEAR ENDED    INCEPTION TO
                                                       DECEMBER 31, 2002   DECEMBER 31, 2002
                                                       -----------------   -----------------
ENR purchased                                             $57,723,783         $77,986,170
Less: collections                                          23,426,534          27,287,936
Plus: excess collections due and paid to seller               444,931             661,989
                                                          -----------         -----------
ENR balance                                                34,742,180          51,360,223
Less: deferred purchase price on purchases                  4,125,912           5,104,953
                                                          -----------         -----------
Gross medical receivable                                   30,616,268         $46,255,270
Less: net change in discount reserve                        1,047,164           1,243,000
Plus: beginning balance                                    15,443,116                   0
                                                          -----------         -----------
Net medical receivable                                    $45,012,270         $45,012,270
                                                          ===========         ===========

As of December 31, 2002, the Company's medical receivables included Medicare and Medicaid claims of 4,822,347, or 8.9% of the total ENR balance of the receivables.

The following table shows a roll-forward summary of the deferred seller's reserve account inception to December 31, 2002 and for the year ending December 31, 2002.

                                                       FOR THE YEAR ENDED      INCEPTION TO
                                                       DECEMBER 31, 2002    DECEMBER 31, 2002
                                                       -----------------    -----------------
Beginning Balance                                         $  191,146           $        0
Plus: deferred purchases                                   4,125,912            5,104,963
Less: withholdings applied to collections                    345,569              682,380
Less: identified collections applied                       3,140,511            3,374,547
Less: collections remitted to seller                         294,861              511,919
                                                          ----------           ----------
Ending Balance                                            $  536,117           $  536,117
                                                          ==========           ==========

From inception to December 31, 2002, $511,919 was remitted to the sellers from the seller reserve accounts. The amounts remitted were as follows:

                                                          AMOUNTS REMITTED
                                                              TO SELLERS
                                                              ----------
        July 1, 2001 thought September 30, 2001               $  60,862
        October 1, 2001 though December 31, 2001                156,196
        January 1, 2002 though March 31, 2002                    20,509
        April 1, 2002 though June 30, 2002                       51,071
        July 1, 2002 though September 30, 2002                  157,231
        October 1, 2002 through December 31, 2002                66,050
                                                              ---------
        Total remitted to sellers                             $ 511,919
                                                              =========

As of December 31, 2002, $150,070 was due to sellers from the seller's reserve accounts.

9. RELATED PARTY TRANSACTIONS

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

For the twelve months ended December 31, 2002 and 2001, MCC was compensated for administration of the healthcare receivables which the Company purchased of $1,087,960 and $439,656, respectively. For the twelve months ended December 31, 2002 and 2001, the Company incurred management fees provided by MCC of $126,000 and $0, respectively. For the twelve months ended December 31, 2002 and 2001, MTS was compensated for servicing the Company's receivables of $276,846 and $33,824, respectively. For the twelve months ended December 31, 2002 and 2001, the Company incurred sales commissions for telemarketing expenses provided by MCC of $127,930 and $0, respectively.

For the twelve months ended December 31, 2002 and 2001, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $15,212,372 and $11,088,200, respectively, for which it paid a consideration of $12,866,106 and $10,078,564, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings ("MCH") and its affiliates. MCH has a revolving credit line with a U.S. bank, which allows MCH to purchase accounts receivable from a seller. Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by MCH. For these inter-company sales, the receivables are sold to the Company at a price generally equal to 85-95% of the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable. MCH's costs, including interest charges are included in the purchase price. To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by MCH. Medical Capital Corporation ("MCC") makes the determination as to whether the Company purchases receivables from the Company's affiliates or directly from the seller. MCC may also direct the sale of receivables from one of the Company's affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company's investment portfolio. When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that the affiliate owned, including reserve amounts. Moreover, the Company purchases medical receivables from direct sellers or affiliates of the Company at fair value. Consequently, management believes that the Company's results of operations are not impacted whether the Company purchases receivables directly from the seller or from one of the Company's affiliates.

10. TRUSTEE FEES

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all of the Company's Series I notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. For the twelve months ended December 31, 2002 and 2001, the Company prepaid trustee fees of $54,292 and $56,750, respectively, of which, $49,768 and $57,750 were amortized, respectively.

11. EARNINGS PER SHARE

The Company computes net earnings per share following SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common equivalent shares outstanding during the period. As of December 31, 2002, there were no common stock equivalents.

12. SIGNIFICANT AGREEMENTS

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

13. INTERIM FINANCIAL STATEMENTS

During the fourth quarter, the Company recorded an additional deferral of discount fee of $370,000 relating to the prior quarter due to a change in estimate of the deferred discount fee amortization period. In addition, since the Company is included in the consolidated tax returns of its Parent and that realization is reasonably assured, the Company also recognized an income tax benefit of $700,000 in the fourth quarter due to the significant net loss before income taxes. Net loss would have decreased by $230,000 or $115 per basic and diluted share during the third quarter.