Form 10KSB/A
period 2002-12-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2003-12-08
CIK 1122504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to .

Commission file number: 333-45464

MEDICAL CAPITAL MANAGEMENT, INC.

(Name of small business issuer in its charter)

Delaware	88-0473359
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3770 Howard Hughes Parkway, Las Vegas, Nevada  89109

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (800) 824-3700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒.

State issuer’s revenues as restated for its most recent fiscal year:  $827,870

All of the registrant’s common equity is held by its parent company, Medical Capital Holdings, Inc.  There is no public market for the registrant’s common equity.

As of December 1, 2003, there were 2,000 shares of the registrant’s sole class of common stock issued and outstanding.

Transitional Small Business Disclosure Format                          Yes  ☐      No  ☒

We are hereby amending our Form 10-KSB for the fiscal year ended December 31, 2002 because we changed our method of recording income to the cost recovery method as it was deemed to be more preferable and conservative. See Note 12 to the audited financial statements.

PART I

Item 1.  Description of Business.

Overview

Our primary business plan is to purchase healthcare provider accounts receivables at a discount to the face amount of the receivable.  We then attempt to collect 100% of the account balance.  The receivables generally are purchased from healthcare sellers and other businesses, which we refer to in this prospectus as our “sellers.”  In addition, to a lesser extent, we may also purchase general business receivables not related to the healthcare industry.  We rely on our affiliates to provide us the services required for the purchase, monitoring and administration of the receivables, like servicing, underwriting and acquisition services.

Our receivable purchases generally are limited to those having payors like:

•                  Medicare;

•                  Medicaid;

•                  other governmental agencies like Civilian Health and Medical Program of the Uniform Services (“CHAMPUS”);

•                  commercial insurance companies with an established credit quality rating of “A” or better from A.M.  Best or an equivalent rating by another recognized rating agency, like Standard & Poor’s;

•                  casualty insurers;

•                  other solvent payors, like managed care providers, preferred provider organizations and self-insured companies; and

•                  other businesses that we determine on a case by case basis through the underwriting process to be of low risk.

An “A” credit rating for an insurance carrier means that the carrier has an excellent to superior ability to meet its obligations when due.  A.M. Best publishes both a financial strength rating and a financial performance rating on more than 6,000 health, property and casualty insurance companies.  A.M. Best’s financial strength ratings range from A++ (Superior) to F (In Liquidation) and include 15 separate ratings (not including the S rating for “Suspended”).  Our receivables purchases from insurance carriers are generally limited to those with an “A” or better rating because we believe insurance carriers with an “A” or better rating are more likely to pay a healthcare receivable on time.  A.M. Best’s “A” rating is its third highest rating.

We only purchase accounts receivable that are payable by commercial payors.  These are obligations owed by one business to another business for goods and services already provided or rendered.  For healthcare receivables, we will only purchase the insured portion of an account receivable generated from patient services rendered by healthcare providers that meet the financial requirements and underwriting standards established by Medical Capital Corporation.  The insured portion of a healthcare receivable represents an obligation of third-party insurance companies, large corporations, state or federal government agencies, preferred provider organizations or health maintenance organizations.  Medical Capital Corporation has been using and continually refining these underwriting standards for over eight years.

The underwriting department of Medical Capital Corporation uses credit criteria which is similar to that used by other similar lending institutions.  The relevant operating, historical and financial data of prospective sellers are reviewed to assess the financial risk involved in purchasing that prospective seller’s receivables.  We will not purchase any portion of receivables that are owed by individuals or that are “self-pay.”  Self-pay relates to the portion of a healthcare receivable to be paid by an individual patient or other individual that is financially responsible for the patient.

When Medical Capital Corporation identifies investment opportunities, it determines which one of our affiliates will fund the purchase of receivables from a given seller based on various factors including transaction size relative to size of the purchasing affiliate and amounts currently committed by each affiliate versus each affiliate’s funds available for the purchase of receivables.  Another criteria includes maintaining diversification within each affiliate’s portfolio.  From time to time, in order to attempt to maintain diversification of each affiliate’s portfolio, these constraints may cause Medical Capital Corporation to direct the sale of receivables from one affiliate to another.  Sales of receivables among affiliates are generally sold at 85-100% of fair market value.  Fair market value is determined as equal to the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable.

We may also provide loans secured by equipment and real property to healthcare businesses that we believe to be financially viable and of low risk.  Through December 31, 2002, we have made three loans secured by real estate totaling $5,339,127.  These loans were made to healthcare providers who have entered into receivable purchase agreements with us.  We do not have any specific plans to provide any additional loans secured by real estate in the next 12 months, but may do so as opportunities arise.

From time to time, we may also purchase or invest in healthcare related businesses, like HMOs, preferred provider organizations, medical bill review companies and third-party administrators.  We have not engaged in any of these activities through the date of this prospectus.  On the date of this prospectus, we did not have any specific plans to engage in any of these activities in the next 12 months, but may do so as opportunities arise.

The Medical Capital Holdings Group

We are a wholly owned subsidiary of Medical Capital Holdings, Inc.  In addition to our company, Medical Capital Holdings has other active operating subsidiaries engaged in healthcare related businesses.  We often refer to these companies collectively as the Medical Capital Holdings group.  Medical Capital Holdings also has another operating subsidiary, The Stirling Bridge Group, Inc., which is an Internet Web-Site development and hosting company.  The following chart shows the organization of Medical Capital Holdings and its active operating subsidiaries that are engaged in healthcare related businesses:

Medical Capital Holdings, Inc.  Medical Capital Holdings is our parent entity and acts as a holding company for its five major operating subsidiaries.  Medical Capital Holdings has been in business since 1996.  In addition to the active operating subsidiaries described above, Medical Capital Holdings owns various special purpose corporations that were formed for the specific purpose of acquiring various groups or pools of assets.  These special purpose corporations do not have active business operations other than holding those assets.

Medical Capital Corporation.  Medical Capital Corporation acts as the administrator for all of our receivable purchases and other lending transactions.  Medical Capital Corporation essentially runs our business by administering our day to day operations, underwriting and originating our purchases of healthcare receivables and performing marketing, sales and client support functions.  Medical Capital Corporation primarily provides services to companies within the Medical Capital Holdings group.  We compensate Medical Capital Corporation for underwriting and administering the healthcare receivables that we purchase.

Medical Capital Corporation has provided services as an administrator since 1994 and is experienced in purchasing and monitoring healthcare receivables generated by all types of healthcare sellers.  As of the date of this prospectus, Medical Capital Corporation had purchased over $1,000,000,000 in face amount of receivables on behalf of companies in the Medical Capital Holdings group.  Medical Capital Corporation’s business is operated as a closely held company.  Medical Capital Corporation generally charges companies in the Medical Capital Holdings group fees for its services that represent the approximate cost to Medical Capital Corporation of providing those services.  We believe that the fees Medical Capital Corporation charges to companies within the Medical Capital Holdings group are similar to those that non-affiliated third parties would charge for providing the same services.

Medical Capital Corporation maintains an Internet website at http://www.medicalcapital.com.  Medical Capital Corporation uses this website as a marketing tool and solicits the purchase of healthcare receivables from potential sellers through the website.  Because Medical Capital Corporation underwrites the healthcare receivables we purchase, some of our purchases of receivables may be made from sellers that Medical Capital Corporation solicits through its website.  Medical Capital Corporation also underwrites purchases of healthcare receivables for other companies in the Medical Capital Holdings group, and to a limited extent, for companies outside the Medical Capital Holdings group.  Medical Capital Corporation’s website is not part of this prospectus.

Medical Capital Management, Inc.  We were formed on August 4, 2000, for the primary purpose of acquiring healthcare receivables.  The address of our principal executive offices is: 3770 Howard Hughes Parkway, Las Vegas, Nevada  89109.  Our telephone number is: (800) 824-3700.

Medical Tracking Services, Inc.  MediTrak acts as the servicer for all of our accounts receivable transaction data.  MediTrak monitors, tracks and posts all asset purchases and collections.  We compensate MediTrak for performing these services for us.  MediTrak primarily provides services to companies within the Medical Capital Holdings group.

MediTrak has been facilitating the manual and electronic tracking of healthcare receivables since 1997.  MediTrak’s business is operated as a closely held company.  MediTrak generally charges companies in the Medical Capital Holdings group fees for its services that represent the approximate cost to MediTrak for providing those services.  We believe the fees MediTrak charges to companies within the Medical Capital Holdings group are equal to or lower than those non-affiliated third parties would charge for providing similar services.  For services provided to companies outside the Medical Capital Holdings group, MediTrak generally charges higher rates.

National Health Benefits Corporation.  NHBC provides medical healthcare claims processing, preferred provider organization (PPO) re-pricing and negotiated claims settlement services to insurance companies, third-party medical claims administrators and to companies that self-insure their medical claims.  NHBC has been in business since 1987.  NHBC does not actively purchase healthcare receivables and we do not anticipate that it will provide any services to us.

Medical Industry Background

According to news articles published daily and trade publications, the United States healthcare industry is undergoing rapid change.  Due to the aging of the population, there is an increasing need for medical institutions.  In recent years, according to reports issued by the U.S. Department of Health and Human Services, healthcare expenditures have increased at a rate approximately twice that of inflation.  Due to the pressure from health insurance companies, corporations and government agencies to control these rising costs, a trend toward managed care has emerged.  We believe the shift to managed care, coupled with the increasingly complicated reimbursement procedures implemented by payors of healthcare receivables, has made billing and collection efforts more difficult.

As discussed in articles in Healthcare Financial Management Association magazine, the ever increasing complex reimbursement procedures require employees with sophisticated knowledge of the billing and payment procedures of the United States government and each of the hundreds of different insurance carriers.  For example, the average 300 bed hospital in the United States attempts to process approximately 4,000 claims, payments and eligibility inquiries on any given day.  Many of these cases will be processed on paper, over the phone or not at all.  As a result, the average collection time for most healthcare receivables is 60 to 90 days, which presents financial problems for many of the hospitals.  Consequently, healthcare sellers experience a substantially increased need for immediate cash flow to support not only daily operational expenses, but the additional expense required for billing and collection services.  These billing statistics are published by Healthcare Financial Management Association on a monthly basis.

In order to improve collection efficiency, hospitals and other healthcare providers are forced to either out-source billings and collections or hire a number of highly skilled employees solely for this purpose.  Despite these efforts, many sellers often incur a significant loss due to their inability to effectively process large amounts of claim information in a timely manner.  With payor reimbursement arrangements requiring increasingly more complex and lengthy procedures, the provider’s revenue collection departments have become less able to timely process the claims due to their limited capacity.  Improperly or incompletely submitted information will result in payment delays.

Consequently, we believe a serious administrative and cash flow management problem exists for many healthcare providers.  They are faced with numerous other expenses ranging from equipment and facility costs to payroll and liability insurance fees.  In the new managed care environment, healthcare providers are forced to become more efficient business operators in order to remain profitable.  The consequences of a provider’s inability or unwillingness to adapt to these changes by using more sophisticated revenue collection systems causes the financial risk for providing healthcare to shift from the payor to the provider.  We believe these providers have an increased need for predictable cash flow.

Businesses generally utilize working capital or accounts receivable financing to bridge the shortfall between the turnover of current assets and the maturity of current liabilities.  A business will often experience this shortfall during periods of revenue growth because cash flow from new revenues lags behind cash outlays required to produce new revenues.  For example, a growing labor intensive business will often need to fund payroll obligations before payments are received on new services provided or products produced.  We believe that many healthcare providers have rapidly expanding businesses, and therefore require accounts receivable financing to fund their growth.

As a result of these developments, we believe financing or sale of healthcare receivables has become a more efficient solution to meet the cash flow needs of today’s healthcare providers.  We believe that there are several distinct trends that will continue to fuel the demand for and the dollar value of healthcare services in the United States and the demand for our services, including:

•                  dramatic change driven by governmental and market forces which have put pressure on healthcare providers to reduce healthcare delivery costs and increase efficiency, often resulting in short-term working capital needs by these providers as their businesses grow;

•                  favorable demographic trends, including both the general increase in the U.S. population and the aging of the U.S.  population, which should increase the size of our principal target markets;

•                  growth, consolidation and restructuring of fragmented sub-markets of the healthcare industry, including long-term care, home healthcare and physician services; and

•                  advances in medical technology which have increased demand for healthcare services by expanding the types of diseases that can be effectively treated and by extending the population’s life expectancy.

Commercial Receivables

We may use a portion of the proceeds of the sale of our notes to purchase non-healthcare commercial receivables.  We have not identified any specific non-healthcare related receivables for purchase.  We do not anticipate that non-healthcare related commercial receivables will constitute more than 20.0% of our pledged collateral at any time.  While our administrator has developed a set of criteria for the selection of prospective healthcare receivable sellers and guidelines for the healthcare receivables that qualify for purchase, our administrator has not had significant experience in assessing prospective non-healthcare receivable sellers or applying guidelines for the qualification of non-healthcare receivables.  If our administrator does not correctly assess the non-healthcare receivable sellers and non-healthcare receivables that we may purchase, our collections on those receivables could be less than we anticipate, which could adversely affect our profitability.

Business Strategy

Financial groups and various smaller financing companies provide financing through the purchase of receivables.  However, most of these institutions have a minimum lending threshold of $5,000,000 in receivables when offering financing to seller groups.  As a general matter, we believe these lenders typically have been less willing to provide financing to healthcare and other sellers of the types we serve because these lenders have not developed the healthcare and other industry expertise needed to underwrite receivables generated by smaller sellers.  These lenders also lack specialized systems necessary for tracking and monitoring healthcare receivables transactions, which are different from traditional accounts receivable finance transactions.

Target Healthcare Sellers.  We offer financing to medium and smaller hospitals, other healthcare providers and durable medical equipment distributors that generally do not produce receivables at a high enough level to attract large financial institutions, by purchasing their receivables.  Currently, our primary marketing strategy is to focus on the purchase of receivables from:

•                  hospitals;

•                  skilled nursing and assisted care facilities;

•                  physician groups consisting of one to six doctors;

•                  home healthcare facilities;

•                  durable medical equipment distributors;

•                  medical staffing companies;

•                  radiology and diagnostic medical facilities;

•                  medical testing facilities; and

•                  other healthcare businesses and related businesses which we determine through the underwriting process to have low risk.

We target those sellers with billings of $20,000 to $200,000 per month.  We believe fee-for-service practitioners are a good type of client due to the relatively small nature of their business and the manner in which they are paid.  Fee-for-service practitioners are practitioners that bill for healthcare services using a retail billing rate for the services provided.  They are then paid by the insurance companies based on medical fee schedules established by the insurance industry.  These healthcare practitioners usually have two to six practitioners in one office.  We believe their billing is relatively easy to monitor and purchase, and believe their payment pattern is best suited for our business.  The other healthcare businesses with which we deal are primarily small hospitals, skilled nursing facilities, home health agencies and medical clinics.

Target Geographical Areas.  We target both metropolitan and rural markets for the purchase of receivables.  Generally, we do not expend substantial marketing efforts on the large metropolitan areas like New York, Chicago, Los Angeles, San Francisco, etc.  We believe the middle tier of metropolitan statistical areas contain the size and type of prospective clients that best suit our lending criteria.  This segment of the national market consists of a majority of fee-for-service practitioners and other healthcare and non-healthcare businesses.  These metropolitan areas would consist of cities like San Diego, California, Des Moines, Iowa and Little Rock, Arkansas.

Products Offered.  In addition to accounts receivable financing, small to middle market healthcare providers often require additional financing products like loans secured by equipment or real estate to facilitate the growth or restructuring of their businesses.  Facility-based healthcare providers grow through the acquisition of additional facilities.  Facility-based healthcare providers generally are hospitals, skilled nursing facilities and clinics.  These providers can often acquire additional facilities at attractive valuations.  This happens when some facilities need to be sold for a variety of reasons.  Some of these reasons can include:

•                  the death of an owner of the facility;

•                  a healthcare chain may decide to withdraw from a geographical market and sell its facilities;

•                  some healthcare chains may decide to sell a facility to use the funds to purchase different or other types of facilities or to purchase facilities in other geographical markets; or

•                  when smaller healthcare chains declare bankruptcy due to poor management, their facilities can be bought through bankruptcy proceedings.

In order to purchase facilities at an attractive price, quick financing is often necessary so that the intended acquisition can be completed before other buyers outbid them.  We believe that when facilities become available for purchase, the successful bidder is often the first buyer to make an offer and has the necessary funds to complete the purchase in a short period of time.

Many of our affiliates’ current healthcare sellers and prospective sellers have a need for loans as their businesses grow.  Loans secured by the assets owned by the sellers are used in order to support the sellers’ expanding infrastructure requirements like information systems, enhanced professional management and marketing and business development costs.  We also provide various financing options to sellers, like loans secured by equipment and real estate.  We provide customized financing solutions specifically tailored to meet the needs of each individual seller.

Growth.  We expect the trends described above under “– Medical Industry Background” to continue, providing us with long-term growth opportunities.  We plan to increase the number of financial products that we offer to the sellers from which we purchase healthcare receivables.  These financial products may include leasing medical and diagnostic equipment, real estate first and junior lien mortgages, revolving credit lines and acquisitions of companies in the healthcare industry.  In addition, we may purchase general business receivables payable by commercial enterprises that are determined through the underwriting process to be low risk.  Our strategy for growth generally is based on the following key elements:

•                                                                 Target sub-markets within the healthcare industry that have favorable characteristics for working capital financing, like fragmented sub-markets experiencing growth, consolidation or restructuring.  Our initial focus is on the purchase of healthcare receivables in these sub-markets.

•                                                                 Focus on sellers with financing needs of between $100,000 and $1,000,000, which is a market that we believe has been under-served by commercial banks, diversified finance companies, traditional secured lenders and our other competitors.  Most commercial banks, diversified finance companies and traditional secured lenders have typically focused on providing financing to companies with borrowing needs in excess of $5,000,000.  We believe that our target market for transactions is much larger, in terms of the number of available financing opportunities, and is less competitive than the market servicing larger borrowing needs, thereby producing growth opportunities at attractive rates.

•                                                                 Become the primary source for all financing needs of sellers by introducing new financial products to leverage our and our affiliates’ existing expertise in healthcare and other finance, and providing other services within our target markets.  We expect to selectively introduce new products to existing and new sellers, depending on their needs, general economic conditions, our resources and other relevant factors.  In some cases, we anticipate that new products may be introduced as part of cooperative arrangements with other companies.

•                                                                 Seek to make strategic acquisitions of and investments in businesses that are engaged in the same or similar business as we are or that are engaged in lines of business that are complementary to our business.  These businesses may include businesses that are involved in financial services, receivables management, outsourcing, financial and administrative infrastructure services, HMOs, preferred provider organizations and third-party administrators.  We believe that businesses in these areas are synergistic with our proposed core business of purchasing healthcare and other receivables and could allow us to leverage our and our affiliates’ expertise in healthcare to meet the needs of our target customer base.  We also seek to take advantage of appropriate opportunities to invest in or acquire companies in the same or similar lines of business as we operate.

Obtaining New Sellers.  We generally have four potential sources for developing and locating the seller base from which we acquire receivables: (1) referrals from banks and other financial institutions, (2) referrals from independent financing brokers and insurance agents, (3) our affiliates’ network of companies that are in healthcare service businesses with which our affiliates have informal cross referral arrangements, and (4) our affiliates’ sales and marketing personnel.  Medical Capital Corporation uses a network of sales representatives who contact new and existing sellers in their territory on a regular basis.  The primary responsibility of the sales representatives is to develop and maintain relationships with sellers.  Most sales representatives have a healthcare industry background and have received specialized training from Medical Capital Corporation.

With respect to banks and financial institutions, some of our officers and those of our affiliates have existing relationships with several financial institutions throughout the country.  Banks are continually approached by medical and other groups looking for financing.  In addition, trust departments, brokerage firms and investment advisers are regularly asked by their clients where financing might be obtained.  These banks and institutions refer sellers to our affiliates from time to time.

We believe a rapidly growing community of independent brokers exists that arranges financing specific to the healthcare industry.  These brokers refer sellers to different lending institutions for a fee.  These brokers assist in locating receivables available for purchase from smaller sellers that typically cannot find traditional financing because of their small size.  These brokers often refer sellers to us.  If we purchase receivables from the referred seller, we pay a pre-arranged fee to the broker.

Our affiliates also have a network of contacts in the healthcare provider and healthcare insurance industries.  The healthcare insurance industry consists of healthcare insurers that pay medical claims to healthcare providers.  It also includes companies providing services to healthcare providers like medical coding reviews, medical necessity determination reviews, billing system efficiency reviews and other healthcare insurance payment and billing services.  These contacts have been developed over the past years through our affiliates’ marketing and hiring efforts.  In addition, many of our affiliates’ officers and employees have previously worked in the healthcare provider and healthcare insurance industries.  Also, through daily marketing efforts, our affiliates are constantly enlarging their sales and referral base of independent brokers, the customers of which include many practitioner and facility-based providers.

In addition to the above sources of obtaining new sellers, Medical Capital Corporation maintains an Internet website at http://www.medicalcapital.com.  Medical Capital Corporation uses this website as a marketing tool and solicits the purchase of healthcare receivables from potential sellers through the website.  The website describes the business of Medical Capital Corporation, the receivables financing process and Medical Capital’s program for financing.  The website also contains a short application that sellers can complete to apply to have Medical Capital Corporation evaluate the seller’s business and receivables to determine their eligibility for participation in the receivables purchase program.  The website does not specifically refer to Medical Capital Management.  However, because Medical Capital Corporation underwrites the healthcare receivables we purchase, some of our purchases of receivables may be made from sellers Medical Capital Corporation solicits through its website.  Medical Capital Corporation also underwrites purchases of healthcare receivables for other companies in the Medical Capital Holdings group, and to a limited extent, for companies outside the Medical Capital Holdings group.  Medical Capital Corporation’s website is not part of this prospectus.

Receivables Acquisition Process

General.  The acquisition process used by Medical Capital Corporation has been in use for over eight years.  As of the date of this filing, Medical Capital Corporation has purchased over $1,000,000,000 in face amount of receivables on behalf of its clients.

For the year ended December 31, 2002, we purchased receivables with an ENR of $57,727,140, of which $23,370,719 or 40.5% was purchased from our parent, Medical Capital Holdings, with the remainder purchased from independent third parties.  As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings.  Medical Capital Holdings has a revolving credit line with Comerica Bank, which allows Medical Capital Holdings to purchase accounts receivable from a seller.  Then, once we have funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to us by Medical Capital Holdings.  For these inter-company sales, the receivables are sold to us at a price equal to the sum of the total amount advanced to the seller of the receivable plus the discount fee, less unearned discount fee, less any collections already received on the receivable.  To the extent we have sufficient funds available, we will purchase receivables directly from a seller without first being purchased by Medical Capital Holdings.  Medical Capital Corporation may also direct the sale of receivables from one of our affiliates to us, or from us to one of our affiliates as a method of asset/liability management and to attempt to maintain diversification in our investment portfolio.  When we purchase receivables from our affiliates, we purchase all rights, title and interest in the receivable that our affiliated owned, including reserve amounts.  Therefore, the impact on reserves is no different whether we purchase receivables from our affiliates or directly from the seller.

When we identify a healthcare seller or other seller from whom we may purchase receivables, we enter into a receivables purchase agreement with that seller.  This agreement gives us the right of first refusal to purchase all receivables from that seller either weekly, bi-weekly, semi-monthly or monthly, generally for a period of one year.  The terms of the agreement vary from seller to seller.  Each week Medical Capital Corporation reviews all receivables purchased in the preceding week and decides which receivables it will purchase on our behalf within the next seven to 10 days.  We refer to each set of receivables so purchased as a “batch.”  Medical Capital Corporation has the sole discretion as to which receivables it will purchase.

Approval of Providers and Other Sellers.  Generally, we purchase healthcare and other receivables directly from the seller after the seller and the receivables have been underwritten by Medical Capital Corporation.  Medical Capital Corporation has developed a set of criteria for the selection of the prospective sellers and guidelines for the receivables that qualify for purchase.

Generally, Medical Capital Corporation focuses on healthcare and other businesses that have sales of at least $10,000 per week.  Currently, a typical seller generates receivables between $10,000 to $50,000 per week.  A prospective seller generally will have to generate invoices averaging at least $150.00 per service incident.  Medical Capital Corporation has found that smaller receivables, those under $50.00, do not generate sufficient profit when purchased.

Underwriting Policies.  All of our underwriting procedures are carried out on our behalf by Medical Capital Corporation.  Medical Capital Corporation employs five people in its underwriting department with over fifty years of combined experience in underwriting healthcare accounts receivables.  The underwriting policies of Medical Capital Corporation require a due diligence review of the prospective seller of receivables, its principals, its financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters.  Medical Capital Corporation’s due diligence review also includes a detailed examination of the seller’s accounts receivable, accounts payable, billing and collection policies and practices, management information systems and real and personal property and other collateral.  Records and data of the seller for the prior 24-month period are reviewed and evaluated for consistency, reliability and adequacy of performance.  While past collection records of a seller’s receivables are often are a good predictor of likely future results, past results may not reflect actual future results.  Therefore, it is possible that the historical performance of receivables approved for purchase under our administrator’s program will be different from future collections on the receivables, which could adversely affect our profitability.

Medical Capital Corporation also requires:

•                  for healthcare receivables, the provider, each of the individual physicians and any medical personnel to be properly licensed to practice and have no unresolved legal or medical issues regarding their practice or an unusual amount of malpractice litigation, or litigation matters that were not disclosed by the healthcare provider;

•                  for healthcare receivables, the provider to have been in business in its community for a minimum of 18 months;

•                  the seller group to demonstrate credit-worthiness as determined by assessments of credit reports, past receivables financing history, bank references, financial statements, accounting firm comments and UCC-1 searches; and

•                  the seller to agree to some or all of the following terms:

•                       to pledge all of its receivables, existing and future, as additional collateral;

•                       to execute a guarantee ensuring payment on all receivables purchased; and

•                       to establish up to a 25% reserve account for the portion of the purchase price of the receivables that will be withheld from the seller.

Credit Risk Management.  The healthcare receivables or portions of healthcare receivables that we acquire generally represent obligations of third parties to pay for healthcare services to patients of healthcare providers.  Our healthcare receivables are paid by third-party payors, like health maintenance organizations, managed care concerns and other insurers, large corporations that may be self-insured, other healthcare sellers and government agencies.  Because we purchase these types of receivables, we rely on prompt payments from these third-party payors for collections.  We do not purchase any healthcare receivables or portions of healthcare receivables that are payable by individuals.

The possible insolvency or loss of funding of an individual third-party payor is a significant risk to our business.  In order to minimize this risk, we impose restrictions on the amount of receivables that can be purchased from any individual third-party payor, within each seller and within the total loan portfolio.  We constantly review industry rating agency reports and industry journals and articles in order to gain any insight into possible financial problems of any third-party payors.  Medical Capital Corporation independently confirms various matters with respect to the prospective seller’s business and the collectibility of its accounts receivable and any other collateral by conducting public record searches, and, where appropriate, by contacting third-party payors about the prospective seller’s receivables.

A credit report is obtained from an appropriate credit agency on each prospective seller and its principals and any of its personnel with any ownership interest.  The seller must be creditworthy, and any negative credit comments must be explained and documented to our satisfaction or the satisfaction of Medical Capital Corporation.  Special attention is given to any past receivable financing history.  If the seller finances any equipment, the applicable equipment leasing companies will be contacted for a credit history and reference.  Prospective sellers are required to provide favorable bank references.  A UCC-1 Financing Statement search is performed to determine that there are no present liens against the receivables of the prospective seller.  If any receivable liens do exist, the lien must be paid off before, or as part of, the initial purchasing or funding of any receivables.

Purchase of Receivables.  Our purchase agreement with a seller requires that we have the first right of refusal on all of the seller’s receivables on a regular-interval basis, generally for one year.  However, our total investment in receivables from a seller under a receivables purchase agreement generally is made on a specified “commitment” amount.  We do not make “one-time” purchases of receivables.  For the first purchase from a seller, we review and offer to purchase all of the receivables of that seller, depending on the above detailed analysis of the receivables.  After the first purchase, we analyze all receivables from the preceding week and decide which additional receivables we will purchase within the next seven to 10 days.

Purchase Agreement.  Our purchase agreement with our seller governs our relationship with the seller for each receivable we purchase from the seller.  The purchase agreement requires that the seller offer all its receivables produced to us for our consideration to purchase.  The purchase agreement gives us the right to purchase all, or part of, the seller’s receivables.  However, even if we only purchase a portion of the seller’s receivables, we still have all the seller’s receivables serving as collateral against the collection of the receivables we purchase.  This is done in order to ensure the accuracy of the receivables we identify to purchase.

We believe the purchase agreement conforms to, and constitutes a true sale of the receivables to us and as such, removes the receivables from any claims of an estate should the seller declare bankruptcy.  In order to expedite collections, the collections process remains with the seller, since the purchase agreement appoints the seller as our agent to collect our the receivables.  The collections process for healthcare receivables oftentimes requires referral to medical records to confirm procedures or justify payment.  Our affiliates, Medical Capital Corporation and Medical Tracking Services, Inc. maintain staff capable of taking over the collections process should a seller under-perform regarding collections.  The purchase agreement grants us the right to take over the collection process if we deem it necessary.

In order to ensure compliance with the terms and conditions of the purchase agreement, and to ensure collections are paid according to the ENR as agreed by the seller and us, we maintain the right to adjust the ENR rate, the advance rate and the amount of reserves necessary in order to offset or mitigate risks as may be identified during the term of our relationship with the seller.  We use our discretion regarding these adjustments on an individual basis with each seller depending on its history, office billing and collection processes, industry trends in the seller’s particular environment and compliance with the purchase agreement.  Although we have the right to adjust the advance amount percentage, we have not done so to date for competitive reasons.  We have, however, withheld portions of the advance amount in order to offset uncollected receivables, which has the effect of reducing the advance amount percentage.

The purchase agreement includes an assignment of the proceeds from the purchased accounts receivable to us, as well as a specific power of attorney to give us the right to bill, collect, receive and negotiate payments in the seller’s name, take all mail from the seller and, if necessary, take all equipment and media containing records information of the accounts receivable.  The purchase agreement includes a certificate from the seller’s medical director naming us or our agents as Custodian of Medical Records (as master), which gives us the right to take all medical records related to the accounts receivable, enabling us to collect the receivables ourselves if necessary.

The purchase agreement addresses the prospect of the seller diverting our collections proceeds from the seller’s assigned lock box, with swift penalties including the cessation of further purchases, withholding of part, or all, of the advance from subsequent purchases to pay back diverted funds and penalties up to the face value of the purchased accounts receivable.  When the seller is not compliant with the terms of the purchase agreement, the seller forfeits all the deferred purchase price of the purchased accounts receivable as well as any reserve for a specific batch of receivables, or if the seller is chronically not compliant, the forfeiture of the proceeds from all accounts receivable in the purchased portfolio, whether or not we advanced funds.

We reserve additional rights, as agreed to by the seller, to enter the seller’s premises with notice, place a keeper in the seller’s office(s) and enter a judgment against the seller in any court venue as allowed by law.

If a seller remains compliant with the purchase agreement and all batches of receivables are collected within the contractual period, we may be required to return the seller’s reserve to the seller after satisfactory completion of the purchase agreement term.

Receivables Characteristics.  In some cases, we may purchase receivables that are more than 90 days old, depending on the analysis of the receivable.  The age for any receivable is the number of days elapsed since its billing date to the payor of the receivable.  We buy receivables with the goal that the average age of receivables in our portfolio generally will not exceed 180 days.  We have the sole discretion as to which receivables we will purchase.  We reserve the right to disqualify some categories, or some payors, of receivables for purchase at our discretion.

When acquiring receivables, we only purchase receivables that are to be paid by:

•                  an insurance carrier with at least an “A” rating from a recognized rating agency like A.M. Best or Standard & Poor’s;

•                  an approved HMO;

•                  an approved government agency;

•                  an approved institutional facility;

•                  a self-insured employer; or

•                  an other entity which meets our financial standards.

Except for government agencies, we limit the portion of our portfolio of receivables that are payable by a single payor to 15%.  We also ensure that at any given time, no more than 50% of our total outstanding investment portfolio of receivables, in the aggregate, is from Medicare and Medicaid payors.  Because Medicare and Medicaid claims are submitted electronically, the turnaround time for payment is about 30 days.  It is for this reason we accept higher amounts of these receivables than from traditional commercial insurance carriers.

Pricing Receivables for Purchase.  Once a seller has met the criteria and agreed to the requirements, Medical Capital Corporation begins the process of selecting and pricing the receivables for purchase.  One of the most important aspects of the selection process, and the due diligence procedure performed on prospective sellers, involves an analysis of a seller’s receivables and collections to evaluate the receivables likely to be paid within a defined collection period.  The analysis covers a period of not less than the prior 24 months.  Using this data, Medical Capital Corporation develops ratios and other data which include the following information:

•                  the monthly total receivable balance;

•                  the amounts billed to and collected from the various payors;

•                  the amount of claims paid;

•                  the amount of claims not paid, and why;

•                  a review of claims files and related medical and billing records;

•                  the average payment turnaround time;

•                  the average response time of the prospective seller to return payor requests for information;

•                  the classification of claims between insured and uninsured;

•                  the amount and number of worker’s compensation and personal injury claims;

•                  the ratio of total monthly billed to total monthly collected receivables; and

•                  review of historical collections from the third-party payor of the receivables, including a listing of and aging of the receivables by the payor with corresponding financial status rating of each.

From the above data, Medical Capital Corporation calculates an average receivable amount, receivable turn time, and the payment trend analysis on each major payor.  We also verify the existing outstanding receivables by randomly selecting individual billing files and contacting the applicable third-party payor to determine whether the claim has been submitted for payment and will be paid as anticipated.  Prior to a receivable being deemed eligible for purchase by us, one of our required conditions is that there be an established payment history by the payor of the receivable reimbursing an amount at least equal to the expected net receivable generally within 60 to 90 days of the date the claim is submitted.  Finally, we interview the prospective client’s administrative, accounting and billing personnel to document and review the integrity of internal controls and follow-up billing and collections procedures.

Our purchase price paid for healthcare and other receivables is based on a percentage of the face value of the receivable.  To determine the purchase price, the face value is reduced first by the amount of any patient co-payment and any amounts in excess of what the payor has historically paid for the procedure giving rise to the receivable.  The resulting amount is then further reduced by considering other factors that influence the amount which is likely to be collected under the receivable, including the historical collection experience of the seller.  The resulting number is the estimate of the net collectible value of the receivable, or the expected net receivable.

Reserve Account.  We purchase the receivables at a price equal to the ENR.  Only a portion of the purchase price, typically around 80%, but never exceeding 90%, of the ENR, is paid to the seller immediately.  A portion of the purchase price not immediately paid is allocated to a reserve account for that seller and we retain the remaining portion of the unpaid purchase price as our fee.  When a receivable is not fully collected, the balance in the seller’s reserve account is reduced.  A reduction in a seller’s reserve account occurs with respect to most, if not all, sellers.  Although we monitor receivable collections on a daily basis, we may not be able to react quickly enough to the reduction of a seller’s reserve account balance to cover resulting losses through collections on newer receivables acquired from the seller.

To further explain the reserve account, each receivable can be separated into several segments including: the face amount, the expected net receivable amount, the initial purchase amount, the discount and the seller reserve.

•                  Face Amount:  this is the full amount owed to the seller by the receivable payor, like an insurance company or Medicare for example.

•                  Expected Net Receivable (“ENR”):  this is the amount that we actually expect the third party payor to pay on the receivable.  The ENR is determined by Medical Capital Corporation’s underwriting department through its underwriting process.  The ENR is almost always less than the face amount of the receivable and never more.  For the receivables we purchase, the ENR ranges anywhere from 40% to 90% of the face amount of the receivable.  All of our calculations of purchase price, reserve and amount advanced to the seller are based on the ENR.  We do not use the face amount of the receivable for any calculations because we do not expect to be able to collect anything more than the ENR.

•                  Initial Purchase Amount or Advance:  this is the amount advanced to the seller at the time of initial purchase of a batch of receivables.  On the initial purchase from a seller, this is typically around 80% of the ENR.  On future purchases, we may advance less than 80% of the ENR in order to build up a seller’s reserve account balance.  The amount to advance to a seller is determined through our underwriting process.  For the year ended December 31, 2002, the initial purchase amount as a percentage of ENR was approximately 80.0% on all receivable purchases from unaffiliated third parties.  Although we have the right under our purchase agreement with the seller to reduce the percent advanced on future purchases, we have not done so for competitive reasons.  We have, however, withheld a portion of the advance on future purchases in order to offset uncollected receivables, which has the effect of reducing the advanced amount percentage on future purchases.

•                  The Discount:  this is our fee which we negotiate with the seller when we enter into the receivables purchase agreement.  The discount will vary based on the amount of time we expect the seller’s receivables to remain outstanding before being collected.  On average, the discount is approximately 7.5% of the ENR.

•                  The Seller Reserve:  the amount of each receivable allocated to the seller reserve is equal to the ENR, minus the sum of the initial purchase amount and the discount.  This is the batch’s bad debt reserve.  This bad debt reserve is rolled up into the overall aggregate seller reserve on the entire pool of receivables purchased from a seller.  We typically try to maintain an overall bad debt reserve of 10-25% of the ENR for the seller’s pool of receivables.  Because less than 25% of the ENR is allocated to the seller’s bad debt reserve at the time of initial purchase from a new seller, the amount advanced to the seller on future purchases may be less than 80% of the ENR, with the difference being allocated to the seller’s bad debt reserve.  When this occurs, we generally leave the advance percentage at 80%, but withhold a portion of the advance, which has the effect of reducing the advance percentage.  In addition, under the terms of our purchase agreement with the seller, any amounts collected in excess of the ENR are allocated to the bad debt reserve of the seller.

The purpose for establishing a reserve account is to have protection against losses due to uncollected receivables.  Withholding a portion of the purchase price is easier to exercise than attempting to require the replacement of an uncollected receivable or otherwise seeking enforcement of the receivables purchase agreement.  If a purchased receivable becomes outstanding for over the contract period, we may, at our option:

•                  offset the amount actually paid to the seller for the receivable against the seller’s reserve account;

•                  offset the amounts due to the seller from the purchase of other batches of receivables;

•                  require the seller to replace the uncollected receivables with additional receivables; or

•                  exercise our rights under a guarantee from the seller, if any.

If a receivable is collected at a later date, the reserve account is credited by the amount of the collection up to the amount that was previously offset.  Any time the amount collected with respect to a receivable is less than the amount invoiced, the difference is offset against the reserve account.  If the receivables purchase agreement is terminated, any remaining balance in a seller’s reserve account will be returned to the seller after the payment of any advances made by us, and any interest and fees due have been paid.

An adjustment may be made if the seller’s reserve account balance falls below 5% of the outstanding uncollected receivables balance for that seller.  The adjustment is typically made to the initial advance amount paid to the seller on future purchases of receivables.  This adjustment effectively reduces the percentage of cash immediately paid to the seller when future receivables are purchased.  For example, a seller may be initially paid 80% of the ENR immediately when a receivable is purchased from that seller.  If that seller’s reserve account balance falls below 5% of the outstanding receivables balance and requires an adjustment, the seller may only be paid 75% of the ENR at the time of purchase for future receivable purchases.  In this example, in addition to the normal allocation to the reserve account, an additional 5% of the ENR would be allocated to the reserve account for all future purchases until the reserve account balance reaches a pre-determined level.  This adjustment, in effect, increases the amount allocated to the reserve account on each future purchase.  We have the right under our purchase agreement to adjust the advance percentage, the advance amount and the ENR for a seller at our sole discretion.  We have not adjusted the advance percentage for any seller to date, but may do so as conditions warrant.  However, we have withheld a portion of the advance on future purchases of receivables to offset uncollected receivables, which has the effect of reducing the advance amount percentage.

The amount of the reserve account generally ranges from 10% to 25% of the ENR.  A seller is paid the amount allocated to its reserve account only when the amount exceeds a negotiated percentage, usually 25%, of all of the receivables purchased from the seller that are outstanding at any one time.  From time to time a reserve accounting will be made to the seller.  When warranted by this accounting, any excess in the reserve account will be paid to the seller within 15 days of the accounting.  Any amount paid on a batch of receivables in excess of the ENR is allocated as a credit to the seller’s reserve account.

Administration, Servicing and Collection of Receivables

Administration of Operations.  We have entered into an administrative services agreement with Medical Capital Corporation, one of our affiliates.  Under the terms of the administrative services agreement, Medical Capital Corporation has agreed to serve as the exclusive provider of management services to us and as the administrator for the receivables.  As the administrator, Medical Capital Corporation is responsible for providing us the general and administrative services to facilitate the underwriting evaluation of receivables and other assets to be purchased or used as collateral for a loan.  It also provides the personnel and computer systems that are necessary to ensure the collateral is safeguarded and performs as anticipated.  It also ensures the adequate processing and reporting of the assets in the portfolio.  Once the receivables are identified for purchase, we enter into purchase agreements to acquire the receivables.

Medical Capital Corporation is also responsible for providing management and underwriting services and making available to us its offices, personnel, facilities, equipment and services, as are determined to be reasonably necessary for the proper and efficient operation of our business.  These services include:

•                  bookkeeping, payroll and accounting services, including administration of all promissory notes and interest payments;

•                  marketing and public relations;

•                  maintaining a network of account consultants to develop and maintain our relationships with receivable sellers; and

•                  opening, maintaining and directing bank accounts for our benefit.

Under the administrative services agreement, we pay Medical Capital Corporation fees for providing the above services to us.  The fees for the various services they provide are equal to the lesser of (1) 2% of the ENR balance of the receivables owned by us, or (2) 25.0% of the discount fee charged on the purchase of the receivables.  The administrative fee is calculated monthly.  For the year ended December 31, 2002, we incurred $1,272,960 in administrative service fees to Medical Capital Corporation.  In addition to this fee, we also reimburse Medical Capital Corporation for compensation paid to its investor relations department for services rendered to us by that department.  For the year ended December 31, 2002, we paid Medical Capital Corporation $253,468 as reimbursement of compensation paid to employees of Medical Capital Corporation for investor relations services provided on our behalf.  We also reimburse Medical Capital Corporation for out-of-pocket expenses paid on our behalf.  We believe the above fees are competitive with fees charged by independent third parties for providing similar services.

Lock Box & Collections.  As required under the receivables purchase agreement, all proceeds from the collection of the purchased receivables are required to be paid to a lock box account.  A lock box account is a post office box, called a lock box, established by the bank that processes the payments.  Payments are sent directly to these lock boxes.  Therefore, the third-party payor payments of receivables do not go to the seller, but rather are sent to the appropriate lock box.  When a seller enters into a receivables purchase agreement, a notice of change in mailing address is sent to all payors of the receivables that are being purchased.  The notice instructs the payors to deliver all payments to the appropriate lock box account.  Each lock box is established and functions solely to receive payments.  When payments are sent to the lock box, the lock box processing bank deposits the payment into a lock box account at that bank.  The lock box account is in the name of the seller and Medical Capital Corporation for government collections, and is in the name of Medical Capital Corporation for non-government collections.  The bank lock box proceeds are maintained in a zero balance account which is swept daily by each bank maintaining a lock box account to the cash concentration account that is under the control of the trustee.

Separate lock box accounts are established for each seller.  Receivables due and owing from government programs are subject to laws and regulations not applicable to commercial payors.  Except in limited cases, Medicare and Medicaid laws and regulations provide that payments for services rendered under government programs can only be made to the healthcare provider that has rendered the services.  Therefore, each seller has a lock box for non-government collections and a separate lock box for government collections, like Medicare, Medicaid, CHAMPUS, etc.  However, if a governmental agency refuses to pay a healthcare receivable, we cannot force collection directly from the government agencies that are obligated to pay the healthcare receivables owed to us unless we first successfully obtain a court order.  This inability to force collection directly from the government agency without a court order could adversely affect our business.

When we purchase a receivable, we purchase all right, title and interest in the receivable.  However, at the time of purchase, we appoint the seller as the collection agent for the receivable and the seller remains obligated to collect the receivable.  Our purchase agreement with the seller gives us the right to take over the collection process if necessary.  Although we believe our staff has the necessary experience to collect receivables, we do not perform day-to-day collection activities.  Collection remains the obligation of the seller, and we monitor the seller’s collection activities.

Tracking Receivables by Batch.  Generally, once a batch of receivables reaches an age of 180 to 300 days from the purchase date, the batch is “closed.”  The closed batch is reconciled and reviewed to determine if the collections are adequate to achieve the expected performance of the purchased receivables.  This process is used to constantly evaluate the expected net receivable rates used for each seller.  If any one batch of purchased receivables does not perform as expected and falls short of the expected net receivable, the seller is required to supplement the shortfall by substituting the receivable with another eligible receivable, or through recovering the shortfall from the reserve account, or by paying the appropriate sum to Medical Capital Corporation.  If the batch collects more than the applicable expected net receivable, the excess is allocated to the seller’s reserve account.

Weekly reports of purchased receivables are generated on a seller by seller basis.  These reports provide currently updated accounts receivable agings and other valuable portfolio information, including claim denial trends and collections performance.  Copies of these weekly reports are sent to our executive offices and the payment and aging update reports are sent to each seller.

Servicing of Receivables.  We have a servicing agreement with our affiliated company, Medical Tracking Services, or MediTrak, which is headquartered in Las Vegas, Nevada.  The servicing agreement provides that MediTrak will service the receivables and provide other support in connection with the processing, collection and valuation of receivables.  MediTrak services all receivable batches that we purchase from our sellers.  MediTrak also prepares analysis reports of receivables that are submitted for purchase, but ultimately disqualified and not purchased.

MediTrak processes all receivables we purchase and reports related data on a batch by batch basis.  The payor’s explanations of benefits and payments, which shows how the payments on each receivable were calculated, its remittance advices and warrants from government agencies, and all other payments, are sent directly to the bank that is performing the lock box processing.  Copies of these documents are forwarded by the bank to MediTrak for posting.  MediTrak is also provided with a report from the lock box processing bank of deposits into the lockbox accounts.

MediTrak inputs this information into its system and posts the proper credits to each seller’s account, on an account-by-account basis.  It then transmits a report electronically to us giving details of all amounts received.  MediTrak then sends copies of all payment documents and other accompanying documents to the seller.

Under the servicing agreement, MediTrak is compensated for its services by receiving a fee for each claim posted on its tracking system.  The fee is equal to $2.00 per claim item in addition to a monthly minimum fee of $200.00 per provider, a one-time setup fee of $1,500 and one-time data interface fee of up to $1,500.  For the year ended December 31, 2002, we incurred $276,846 in servicing fees to MediTrak.  We believe the fees MediTrak charges to companies within the Medical Capital Holdings group are equal to or lower than those non-affiliated third parties would charge for providing similar services.

Credit Loss Policy and Experience

We regularly review our outstanding receivables to determine the adequacy of our bad debt reserve for losses on receivables.  We expect to maintain the bad debt reserve for losses on receivables at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the receivables.  In evaluating the adequacy of the allowance, we expect to consider factors like trends in healthcare and other relevant sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances, real estate collateral valuations, if any, and underwriting policies.  However, many of these considerations involve the significant use of estimates and are subject to rapid changes which may be unforeseen and could result in immediate increased losses and material adjustments to the allowance or actual losses.

To the extent that we may deem specific receivables to be wholly or partially uncollectable, we will establish a bad debt loss reserve equal to that amount.  As of December 31, 2002, we had not incurred any losses and did not have any bad debt reserve or allowance for losses established.  Historically, companies in the Medical Capital Holdings group have used a guideline for credit loss allowances of 2% of outstanding debt at the time of reporting.  However, this guideline is adjusted to reflect the performance of each individual client.  As a result, the credit loss allowances have often been less than the 2% guideline.

Because we are likely to collect more than the amount initially paid to the seller of the receivable, the portion of the purchase price that has been withheld represents a reserve, or additional security, for the collection of the amounts due under all of the receivables from that seller.  The amount of the holdback of a portion of the receivables’ purchase price that does not represent a yield to us upon collection of the receivable is allocated to the reserve account of that seller.  Under the terms of our purchase agreement with the seller, if the seller is in compliance with the agreement and all of its batches of receivables are collected on time, we will return to the seller all amounts allocated to the seller reserve account that exceed 25% of the outstanding balance of the seller’s receivables, calculated on a monthly basis.  In addition, if we cease to purchase receivables from a seller, once that seller’s outstanding receivables are collected in full, we will return all amounts allocated to the reserve account to the seller.  If a receivable is in default, we will take measures to recover the purchase price.  These measures include reducing the seller’s balance in its reserve account, seeking replacement of the receivable from the seller, or enforcing corporate or personal guarantees given by the seller, if any.

Title to Receivables

We believe that the receivables purchase transactions we enter into are “true sales” and the purchased receivables are owned by us.  However, the purchase of a receivable might be characterized as a secured financing, or a loan secured by the receivables.  Therefore, we also take a security interest in each receivable purchased and file a UCC-1 financing statement covering the receivables.  If it is determined that a true sale of the receivable has not occurred, we may still be able to foreclose on the receivable or the proceeds of the receivable as security for the amount paid for the receivable.

Although we pledge receivables to the trustee under the note agreement, we recognize that some receivables may prove to be non-assignable.  For example, the assignment of some Medicare and Medicaid accounts receivables may be prohibited by federal law.  However, it is common in the medical receivables lending industry to take other measures to secure the receipts from Medicare and Medicaid accounts receivables.  We make every effort to ensure that the accounts receivables purchased are assignable.  If a receivable turns out to in fact be non-assignable, it is possible that neither the trustee nor we will have received title to the receivable, or even a security interest in it.  This problem is addressed by taking additional collateral as security from the seller or its owners.  Other steps may also be taken by our underwriting department to ensure that the loan is fully secured.

In a few cases, assignment of a receivable or any security interest in a nursing home has been found to require the recording of a mortgage.  This is a practice we attempt to avoid and do not currently intend to follow.  In the event of a default on these receivables by the payor, we could be at risk to the extent of the purchase price advanced with respect to the receivables.

Competition

We encounter significant competition in our healthcare finance business from numerous commercial banks, diversified finance companies, secured lenders and specialty healthcare finance companies.  Many of these competitors have greater financial and other resources than us and may have significantly lower cost of funds because they have greater access to insured deposits or the capital markets.  Moreover, some of these competitors have significant cash reserves and can better fund shortfalls in collections that might have a more pronounced impact on companies such as ours.  They also have greater market share.  In addition, receivable sellers often seek alternative sources of financing from a number of sources, including venture capital firms, small business investment companies, suppliers and individuals.  As a result, we compete with a significant number of local and regional sources of financing and several large national competitors.

Competition can take many forms, including the pricing of the financing, transaction structuring, like the use of securitization vs. portfolio lending, timeliness and responsiveness in processing a client’s financing application and customer service.  Some of our competitors may offer better pricing for receivables, be more timely and responsive in processing receivable purchases and have better customer service than we do.  Some of these companies may also have greater experience and more efficient collection methods than we might develop.  Some of our competitors target the same type of healthcare sellers as we do and generally have operated in the markets we service for a longer period of time.  Although many of our competitors have focused their business on large hospitals and clinics and generally prefer to buy receivables in multi-million dollar denominations, typically with a lower profit margin, these competitors could enter our target markets more aggressively in the future.  If we are unable to successfully compete with these companies, our business could be adversely affected.

Government Regulation

Our healthcare finance business is subject to federal and state regulation and supervision.  Currently, there are no regulations that require us to obtain specific licenses or approvals, other than those applicable to businesses in general, to be able to purchase receivables in any state.  We continually research and monitor regulations and intend to apply for the appropriate licenses if regulations change and require us to be licensed to perform our business in any particular state in which we operate.

Governments at both the federal and state levels have continued in their efforts to reduce, or at least limit the growth of, spending for healthcare services.  On August 5, 1997, President Clinton signed into law The Balanced Budget Act of 1997, or the BBA.  The BBA contains numerous Medicare and Medicaid cost-saving measures.  Section 4711 of the BBA, entitled “Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services,” repealed the Boren Amendment.  The Boren Amendment had required that state Medicaid programs pay nursing home sellers amounts reasonable and adequate to meet various costs.  These costs were those that must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable state and federal laws, regulations and quality and safety standards and to assure access to hospital services.  The Boren Amendment was previously the foundation of litigation by healthcare facilities seeking rate increases.

In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October l, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services.  Under these proposed rates, the methodologies underlying the establishment of the rates and justification for the proposed rates are published.  This gives sellers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications.

States are actively seeking ways to reduce Medicaid spending for healthcare by methods like capitated payments and substantial reductions in reimbursement rates.  The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-

year “transition period” commencing with the first cost reporting period beginning on or after July 1, 1998.  The BBA also contains several new anti-fraud provisions.  We are unable to predict the long-term impact of the BBA and continuing changes in state Medicaid reimbursement methodologies on the revenues of our sellers.

Our business may be affected by our inability to directly collect receivables under government programs and the right of payors under these programs to offset against unrelated receivables.  Our healthcare receivables purchase business may also be indirectly affected by healthcare regulation to the extent that any of our sellers’ failures to comply with the applicable regulations affects our ability to collect their receivables.  The most significant healthcare regulations that could potentially affect us are: (1) certificate of need regulation, which many states require upon the provision of new health services, particularly for long-term care and home healthcare companies; (2) Medicare-Medicaid fraud and abuse statutes, which prohibit, among other things, the offering, payment, solicitation or receipt of remuneration, directly or indirectly, as an inducement to refer patients to facilities owned by physicians if the facilities receive reimbursement from Medicare or Medicaid; and (3) other prohibitions of physician self-referral that have been promulgated by various states.

Certificate of Need Regulation.  Various states regulate the provision of new healthcare services or acquisition of healthcare equipment through certificate of need or similar programs.  These states require healthcare providers to enter into a time consuming certificate of need application process to be granted licenses and permits to open or expand healthcare services.  Most states have removed certificate of need regulations from their state laws and have replaced them with more streamlined licensing processes.  We believe these requirements will have a limited effect on our business.  However, there can be no assurance that future changes in those laws will not adversely affect us.  Repeal of existing regulations of this type could also adversely affect us since sellers could face increased competition absent regulation.  There is no assurance that our proposed healthcare financing business within the nursing home and home care industries will not be adversely affected by regulations of this type as well.

Medicare-Medicaid Fraud and Abuse Statutes.  The U.S. Department of Health and Human Services, or “HHS,” the U.S. Department of Justice and state fraud enforcement agencies have increased their enforcement efforts under the Medicare-Medicaid fraud and abuse statutes.  Since we often rely on prompt payment on our healthcare receivables, reduced or denied payments under government programs could have an adverse effect on our business.

Regulation of Physician Self-Referral.  These statutes prohibit the offering, payment, solicitation or receipt of compensation, directly or indirectly, as an inducement to refer patients for services reimbursable in whole or in part by the Medicare-Medicaid programs.  HHS believes that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure reimbursable under Medicare or Medicaid may be prohibited by the statute.  In addition, regulatory attention has been directed toward physician-owned healthcare facilities and other arrangements where physicians are compensated, directly or indirectly, for referring patients to those healthcare facilities.

In 1988, legislation entitled the “Ethics in Patient Referrals Act” (H.R. 5198) was introduced which would have prohibited Medicare payments for all patient services performed by an entity which a patient’s referring physician had an investment interest.  As enacted, the law prohibited only Medicare payments for patient services performed by a clinical laboratory.  The Comprehensive Physician Ownership and Referral Act (H.R. 345), which was enacted by Congress in 1993 as part of the Deficit Reduction Package, is more comprehensive than H.R. 5198.  This act covers additional medical services including medical imaging radiation therapy, physical rehabilitation and other healthcare services.

A variety of existing and pending state laws prohibit or limit a physician from referring patients to a facility in which that physician has a proprietary or ownership interest.  Many states also have laws similar to the Medicare fraud and abuse statute which are designed to prevent the receipt or payment of compensation in connection with the referral of a patient.  Healthcare receivables resulting from a referral in violation of these laws could be denied payment which could adversely affect both us and our sellers.

Changes in HMO and Insurance Company Payment and Reimbursement Practices

In addition to governmental initiatives, private reform efforts have been instituted throughout the healthcare industry, including the capitation of some healthcare expenditures.  Capitation is the prepayment of a predetermined monthly fee to healthcare providers for some costs by third-party payors, typically HMOs and other managed healthcare concerns.  The capitation fee is based on the aggregate number of patients under a healthcare providers’ care.  This fee does not vary, regardless of how much time the patient requires, the number of visits, or the nature of the illness.  The healthcare provider then provides healthcare to these patients when and as needed, and assumes the risk of whether the capitation fee will cover its costs and provide a profit for all of the healthcare services it renders.  Because some capitation eliminates patient billing, it can reduce the provider’s healthcare receivables and risk of collection of fees that are the primary source of our business and cash flow.  There is a risk that this practice will grow as HMOs expand.

Other possible changes in private healthcare delivery and payment systems could adversely affect our business.  These include employer initiatives like creating purchasing cooperatives and seller initiatives to integrate hospitals and physicians into comprehensive delivery systems.  Also, management and billing services may be consolidated by integrated healthcare delivery systems.  This consolidation may result in a decrease in the willingness of providers to sell healthcare receivables and reduce demand for related billing and collection services.

Employees

As of December 1, 2003, we employed no full-time employees.  However, we make partial use of approximately 85 employees of our affiliates, for which we pay fees under the administrative services agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

All of the Company’s common equity is held by its parent, Medical Capital Holdings, Inc.  There is no public market for the Company’s equity securities.

The information required by Item 701 of Regulation S-B has been previously reported.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes.

Overview

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $5,209,830 in 2002, used cash for operations of $29,302,913 in 2002 and at December 31, 2002, had an accumulated deficit of $6,162,534. In addition, the management of the Company has decided to wind down operations during 2003 and 2004, after collecting or selling outstanding medical receivables and using such proceeds to settle all the Company’s obligations, including outstanding notes payable. The consolidated financial statements do not include any adjustments that might result from the outcome of this decision. As discussed in Note 12 to the financial statements, our 2002 and 2001 medical receivables balance, additional paid in capital and receivable from Parent and affiliates, net were previously incorrectly reported. These discoveries were made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect these corrections.

Our December 31, 2002 and 2001 medical receivable balance and additional paid in capital were overstated by $4,000,000.  In addition, during 2002, $4,104,011 of the amount of medical receivable previously reported should have been included in the amount due from Parent and affiliates.  These discoveries were made subsequent to the issuance of the financial statements and the financial statements have been restated to reflect these corrections.

Expected Net Receivable.  Through our underwriting process we determine an amount for each receivable that we expect to be collectable, which is referred to as the expected net receivable, or ENR.  This amount is often less than the stated face amount of the receivable and never more than the stated face amount.  All of our other calculations related to receivables are based on the ENR of the receivable, not the face amount of the receivable.  The following is an table of our healthcare receivables on the ENR basis as of December 31, 2002:

Aging In Days(1)	Receivables In Open Batches(2)	Uncollected Receivables (Assigned A Value Of Zero)(3)	Total Receivables
0-60	$22,777,125	$0	$22,777,125
61-120	12,675,015	0	12,675,015
121-180	10,196,440	139,934	10,336,374
181-240	6,827,107	407,032	7,234,139
241-270	1,359,658	635,409	1,995,067
271-360	1,086,371	1,792,174	2,878,545
Over 360	307,004	1,287,382	1,594,386
Total ENR	$55,228,720	$4,261,931	$59,490,651

(1)   The aging of the receivable is the number of days that have elapsed from the date of billing by the provider as averaged at the time of the purchase of the batch of receivables.

(2)   The table reflects reports as of the determination dates. These reports do not reflect restated medical receivable adjustments of  $8,104,000, and un-posted cash, interim purchases and interim collections, which amounted to $3,865,140 on December 31, 2002.  The gross medical receivable of $43,259,580 is reflected in Note 8 to the financial statements.

(3) This represents accounts receivable in batches collected to Advance plus Discount Fee and the balance of which is assigned a value of zero.  Subsequent cash collections of these receivables during the period of January 1, 2003 to March 31, 2003 was $ 1,306,586.76 of which $1,208,163.55 was applied to close batches of purchased receivables.

Reserves:

Seller’s Reserve.  The amount of each receivable allocated to each seller’s reserve account is equal to the ENR, minus the sum of the initial purchase amount and the discount.  This is the batch seller’s reserve for funds that could be returned to the seller after claims are collected, if contractual terms are met by the seller.  This seller reserve is rolled up into the overall aggregate seller reserve on the entire pool of receivables purchased from that seller. Receivables are posted on a receivable-by-receivable basis, and reported on a batch basis. The receivables are also monitored by tracking the entire pool of batches for a seller to determine the adequacy of the seller’s reserve account.  The Company typically tries to maintain an overall seller reserve of 10-25% of the ENR for each seller’s pool of receivables depending on various criteria determined through the underwriting process and collection experience of the seller’s receivables. If a seller’s reserve account is insufficient on a pool basis, an adjustment is made to reduce the initial purchase amount on future batches of receivables purchased from that seller, which increases the amount of each batch allocated to the seller’s reserve account. Although the Company has the right under its purchase agreement with the seller to reduce the percent advanced on future purchases, the Company has not done so for competitive reasons. However, the Company has withheld a portion of the advance on future purchases in order to offset uncollected receivables, which has the effect of reducing the advance amount percentage on future purchases. In addition, under the terms of the Company’s purchase agreement with each seller, any amounts collected in excess of the ENR are allocated to the reserve account of the seller to increase that seller’s reserve balance. If the seller is in compliance with the terms of the purchase agreement and all of its batches of receivables are collected on time, the Company will return to the seller all collections for the amounts allocated to the seller reserve account that exceed 25% of the outstanding balance of the seller’s receivables, calculated on a monthly basis. In addition, if the Company ceases to purchase receivables from a seller, once that seller’s outstanding receivables are collected in full, the Company will return any collections, as well as all rights, title and interest in the receivables allocated to the reserve account to the seller.

Usually, within a period determined by the Company from the date of purchase (depending on the contractual terms in each seller’s agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable.  At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller or withholds a portion of the advance on the next purchase of receivables from that seller.  Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it.  If the receivable is subsequently collected, the Company allocates those collections to the seller’s reserve account under the terms of its purchase agreement with the seller.  As of December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was  $150,070.

Discount Reserve.  This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables after the full collection of the net advances.  The Company anticipates the receivables on which these reserves are based to be collectable, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company.  Once a batch of receivables, grouped by a fiscal quarter, is fully collected to the ENR amount, the Company recognizes the seller’s forfeited deferred purchase price as additional discount revenue.  As of December 31, 2002, the discount reserve was $7,612,259.

Bad Debt Reserve for Losses.  The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management.  The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management’s evaluation.  Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 90-270 days.  Accordingly, charge-offs are not expected to be material to the Company’s financial position or results of operations.  During the twelve months ended December 31, 2002 and December 31, 2001, no reserves for losses were needed.

Results of Operations for the Twelve Months Ended December 31, 2002 and December 31, 2001 (Restated).

Revenues.  We formally began operations after our initial registration statement, relating to our public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001.  For the twelve months ended December 31, 2002, we purchased medical receivables carrying an ENR value of $57,727,140, and earned discount fees on these purchases of $661,838, including related party discount fees of $2,346,266 (earned and unearned) from our parent and affiliates, and an increase in discount reserves which reduced our total revenue. We anticipate the receivables on which these reserves are based to be fully collectible and the discount fee to be earned upon collection of the net advance and contractual discount fee. During the same period, we also earned $166,032 in administration fee.

For the twelve months ended December 31, 2001, we purchased medical receivables carrying an ENR value of $16,262,386 and earned discount fees on these purchases of $1,645,912, including earned and unearned discount fees of $1,009,637 from our parent and affiliates, and an increase of $195,837 in discount reserves which reduced our total revenue. We anticipate the receivables on which these reserves are based to be fully collectible and the discount fee to be earned upon collection of the net advance and contractual discount fee.  During the same period, we did not earn any administration income.

As of December 31, 2002 the Company held $7,612,259 in discount reserves, which reduced its discount revenue.  The Company anticipates the receivables upon which these reserves are based to be fully collectible and recognizing the discount income upon collection of the receivables after the full collection of the net advances.  A summary of the changes in the discount reserve for the company from inception to December 31, 2002, on a gross basis is as follows:

	For the year ended December 31, 2002	For the year ended December 31, 2001	Inception to December 31, 2002
Beginning Balance	$195,837	$0	$0
Deferred income on purchases	6,464,002	1,841,749	8,305,751
Less: income recognized	(661,838)	(1,645,912)	(2,307,750)
Plus: accounting change for 2001	1,614,258	—	1,614,258
Ending Balance	$7,612,259	$195,837	$7,612,259

Gross Profit.  Our gross profit (loss) during the twelve months ended December 31, 2002 was $(445,090), which arose from gross discount revenues of $6,464,002, less the change in discount reserves of $5,802,164, plus $166,032 in administration income, less our administration expense incurred of $1,272,960. Our administration expense, related party, was 1.9% of the total ENR of purchases.

Our gross profit (loss) during the twelve months ended December 31, 2001 was $1,206,256, which arose from gross discount revenues of $1,841,749, less the change in discount reserves of

$(195,837) and administration expense incurred of $439,656. Our administration expense, related party, was 2.2% of the total ENR.

Operating Expenses.  Our total operating expenses for the twelve months ended December 31, 2002, were $6,210,223.  Expenses consisted primarily of $4,148,405 in interest expense, which consists of interest expense of $3,546,219, plus amortized commissions of $1,166,403, and amortized deferred offering costs of $127,145, less interest earned of $691,362.  Interest earned included $660,356 on our gross notes receivables of $5,339,127 from various medical providers, and $31,006 on cash and cash equivalents. We also incurred $350,437 in advertising expense, which is expensed as incurred, professional services of $321,298, service fees of $276,846 (related party), and legal fees of $227,131.

For the twelve months ended December 31, 2001, our total operating expenses were $1,133,492.  Expenses consisted primarily of $635,437 in interest expense, which consists of interest expense of $519,191, plus amortized commissions of $189,463, and amortized deferred offering cost of $100,014 less interest earned of $173,231. Interest earned included $136,791 on our notes receivables of $4,045,000 from various medical providers, and $36,440 on cash and cash equivalents.  We also incurred $207,618 in advertising expense, which is expensed as incurred, professional services of $58,998, service fees of $33,824 (related party), and legal fees of $53,064.

Income Tax Expense or Benefit.  For the twelve months ended December 31, 2002 and 2001, our benefit (provision) for income taxes of $2,462,466 and $(25,468), respectively.  For Federal and State income taxes, we are consolidated with our parent.  We are allocated our share of the consolidated tax liability using the separate return method.

Cumulative Effect of Change in Accounting Principle.  As discussed in Note 12 to the financial statements, in 2002, we changed our method of recording income from the interest accretion method to the cost recovery method as we deemed it to be more preferable and conservative. The cost recovery method relates to the income recognition on purchased receivables. The cost recovery method requires that any amounts received be applied first against the recorded amount of the advance and when that amount has been reduced to zero, any additional amounts received can be recognized as discount income.  Assuming this change in principle is applied retroactively, the required pro forma information for the years ended December 31, 2002 and 2001 are presented in Note 12. During 2002 and 2001, the cumulative effect of change in accounting principle, net of tax, on net loss amounted to $1,016,983 and $0, respectively.

Net Income or Loss.  We had a net loss of $5,209,830 or basic and diluted net loss per common share of $2,605, for the twelve months ended December 31, 2002. Our net loss resulted primarily from the increase in discount reserves of $5,802,164 for 2002 and $1,614,258 for 2001, which is accounted for as a cumulative effect of change in accounting principle in 2002 for prior year effect.

For the twelve months ended December 31, 2001, we had net income of $47,296 or basic and diluted net income per common share of $27.  Our net loss resulted primarily from the increase in discount reserves of $195,837.

Liquidity and Capital Resources

During the twelve months ended December 31, 2002, we received $35,678,000 in cash from the issuance of our secured notes in our public offering, and received collections on medical receivables of $27,530,534. During the same period, we used $49,480,134 of these funds to purchase medical receivables, and had $1,686,000 in notes mature and not reinvest. As of December 31, 2002, we maintained $1,494,002 in cash and cash equivalents, which we seek to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From our inception on August 4, 2000 to December 31, 2002, we have received $53,895,000 from the sale of our notes, and received $31,971,936 in collections on medical receivables. Over the same period, we used $67,931,370 to purchase medical receivables, and made cash loans of $5,339,127 to providers. We have had $1,686,000 in notes that have matured and not reinvested since inception.

For the eleven months ended November 30, 2003 (unaudited), the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $17,320,570, for which it received consideration of $17,929,382, respectively, in cash.

We believe current conditions of the stock exchanges and financial markets will have some impact on the issuance of our secured notes, yet due to the favorable and fixed interest rates we believe we offer on the notes, we believe this impact will not be significant.  We do not believe that inflation has had a significant impact on our operations.

Our management consists of officers and employees employed by Medical Capital Corporation.  Their salaries and benefits are paid by Medical Capital Corporation. Our operating expenses will be reimbursed from the net offering proceeds of the offering of our notes to the public or from cash flow generated from our operations.  Over the next 12 months, we believe cash generated by our operations will be sufficient to fund all of our general and administrative expenses.  However, if we are unable to sell a sufficient amount of notes, we may be unable to pay the principal on maturing notes when due.  If this occurs, we may have to sell receivables to pay our obligations on maturing notes.  The amount we receive for selling receivables may be insufficient to pay our obligations on our notes in full.

Related Party Transactions

The Medical Capital Holdings Group has substantial experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables.  We use the services and expertise of Medical Capital Holdings and its subsidiaries to purchase a portfolio of healthcare receivables.  We have entered into contracts with Medical Capital Corporation and Medical Tracking Services, affiliated companies, to provide the appropriate system for purchasing and tracking our healthcare receivables.  Reimbursement for these services approximates the costs to these affiliated entities which we believe equals the prevailing market rates for comparable services of this nature.

For the twelve months ended December 31, 2002 and 2001, Medical Capital Corporation was compensated for administration of our healthcare receivables in the amount of $1,272,960 and $439,656, respectively. For the twelve months ended December 31, 2002 and 2001, we incurred management fees provided by Medical Capital Corporation of $126,000 and $0, respectively. For the twelve months ended December 31, 2002 and 2001, Medical Tracking Services was compensated for servicing our receivables in the amount of $276,846 and $33,824, respectively. For the twelve months ended December 31, 2002 and 2001, we incurred sales commissions for telemarketing expenses provided by Medical Capital Corporation in the amount of $127,930 and $0, respectively.

For the twelve months ended December 31, 2002 and 2001, we purchased medical receivables of various providers from our parent and affiliates with a book value of $15,212,372 and $7,088,200, respectively, for which we paid $12,866,106 and $6,078,564, respectively, in cash, with the balance included in the calculation of discount revenue earned and reserved (deferred).  As of December 31, 2002, the Company was owed $6,671,753 from its Parent and affiliates, which includes $3,034,274 of income tax benefit receivable, and accrued expenses payable of $466,532 to the Parent or affiliate and the remaining $4,104,011 of medical receivable cash collections which were misdirected to an affiliate (Note 12).

For the nine months ended September 30, 2003 and 2002 (unaudited), MCC was compensated for administration of the healthcare receivables, which the Company purchased in the amounts of $609,754 and $780,453, respectively. For the nine months ended September 30, 2003 and 2002 (unaudited), MTS was compensated for servicing the Company’s receivables in the amounts of $129,783 and $207,713, respectively.  For the nine months ended September 30, 2003 and 2002 (unaudited), the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $10,289,012, respectively, for which it paid a consideration of $1,239,904 and $9,091,952, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).  For the nine months ended September 30, 2003 and 2002 (unaudited), the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $11,407,066 and $0, respectively, for which it received a consideration of $12,035,879 and $0, respectively, in cash.

For the eleven months ended November 30, 2003 (unaudited), the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904, for which it paid a consideration of $1,239,904, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred). For the eleven months ended November 30, 2003 (unaudited), the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $17,320,570, for which it received a consideration of $17,929,382, respectively, in cash.

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings and its affiliates.  Medical Capital Holdings has a revolving credit line with a U.S. bank, which allows Medical Capital Holdings to purchase accounts receivable from a seller.  Then, once we have funds available, the receivables, as well as the rights, title and interest in the contractual relationship between the seller and parent, are sold to us by Medical Capital Holdings.  For these inter-company sales, the receivables are sold to us at a price generally equal to 85-100% of the sum of the total amount advanced to the seller of the receivable, plus the discount fee, less any collections already received on the receivable.  Medical Capital Holdings’ costs, including interest charges, are included in the purchase price.  To the extent we have sufficient funds available, we will purchase receivables directly from a seller without first being purchased by Medical Capital Holdings.  Medical Capital Corporation makes the determination as to whether we purchase receivables from our affiliates or directly from the seller.  Medical Capital Corporation may also direct the sale of receivables from one of our affiliates to us, or from us to one of our affiliates as a method of asset/liability management and to attempt to maintain diversification in our investment portfolio.  When we purchase receivables from our affiliates, we purchase all rights, title and interest in the receivable that our affiliate owned, including reserve amounts.  Moreover, we purchase medical receivables from direct sellers or our affiliates at fair value.  Consequently, we believe that our results of operations are not impacted whether we purchase receivables directly from the seller or from one of our affiliates.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.  The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development, or through the normal operation, of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss.  The statement is effective for fiscal years beginning after June 30, 2002.  We do not expect the adoption to have any impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets.  The statement provides a single accounting model for long-lived assets to be disposed of.  New criteria must be met to classify the asset as an asset held-for-sale.  This statement also focuses on reporting the effects of a disposal of a segment of a business.  This statement is effective for fiscal years beginning after December 15, 2001.  The adoption of FASB 144 did not have any impact on our financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”.  This statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not engaged in either of these activities.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  We do not expect the adoption to have a material impact on our financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  In addition, this statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this statement did not have a material impact on our financial position or results of operations as we have elected not to change to the fair value based method of accounting for stock-based employee compensation.  There are no stock options issued or outstanding.

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this

Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of this statement did not have a material impact to the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A company that consolidates a variable interest entity is called the primary beneficiary of that entity.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Some of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We do not expect the adoption to have a material impact on our financial position or results of operations.

Critical Accounting Policy and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, financing operations and contingencies and litigation.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of specific assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful medical receivables, accruals for other costs, and the classification of net operating loss and tax credit carryforwards between current and long-term assets.  Risks are involved in calculating the discount fee reserve based on judgments made by the underwriting team in determining the average discount fee, which was approximately 7.5%, to be charged to the medical provider and information obtained and analyzed to assess the financial risk involved in purchasing that medical provider’s receivables based on relevant operating, historical and financial data.  We also evaluate trends in healthcare and other relevant sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances and real estate collateral valuations, if any.  A significant variation, particularly longer periods from the contractual service and collection period, would impact the ability to recognize deferred revenues and hence impact our results of operations.  In addition, any changes in the subjective estimated items mentioned above may impact our results of operations significantly.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this prospectus.

Forward Looking Statements

This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward looking statements can be identified by the use of words like “believes,” “could,” “possibly,” “anticipates,” “estimates,” “projects,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “consider” or the negative of these expressions or other variations, or by discussions of strategies that involve risks and uncertainties.  The Company based these forward looking statements on its current expectations and projections about future events and information currently available to it.  Although the Company believes that the assumptions for these forward looking statements are reasonable, any of the assumptions could prove to be inaccurate.  The Company’s actual results could differ materially from those anticipated in the forward looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements.

Item 7.  Financial Statements.

The information required by this item appears beginning on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;  Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following is the name, age and position of our current directors and executive officers:

Name	Age	Position(s)
Sidney M. Field	58	President, Chief Executive Officer and Director
Joseph J. Lampariello	50	Chief Operating Officer, Treasurer, Secretary and Director
Alan J. Meister	55	Chief Accounting Officer
Joseph J. DioGuardi	62	Director
Lawrence J. Edwards	58	Director
Gary L. Nielsen	61	Director

The following is the name, age and position of the directors and executive officers of our parent, Medical Capital Holdings:

Name	Age	Position(s)
Sidney M. Field	58	President, Chief Executive Officer and Director
Joseph J. Lampariello	50	Chief Operating Officer, Treasurer, Secretary and Director
Alan J. Meister	55	Chief Accounting Officer
Lawrence J. Edwards	58	Director

All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.  All of our executive officers are elected annually by our board of directors and serve at the discretion of the board and until their successors are elected and qualified.  There are no family relationships between any of our directors or executive officers.

The following describes the business experience during the past five years of our directors and executive officers:

Sidney M. Field joined Medical Capital Management in 2000 as President, Chief Executive Officer and Director.  Mr. Field has also served as President, Chief Executive Officer and Director of Medical Capital Corporation for the past eight years, and has served as the President, Chief Executive Officer and Director of Medical Capital Holdings and other of its subsidiaries for the past six years.  Prior to joining us, Mr. Field was the founder, past President and Chairman of FGS, one of the largest insurance brokers in the United States with annual sales of over $200,000,000.  Mr. Field sold his interest in that firm in 1990.  In 1971, he founded Field Group Services, a firm specializing in the placement and services of group medical insurance for medium size employers.  Mr. Field has also been a principal in Delcom Inc., an advertising agency specializing in radio and television.  Mr. Field earned his Bachelor of Arts degree at California State University at Long Beach with a major in Mathematics.

Joseph J. Lampariello joined Medical Capital Management in 2000 as Chief Operating Officer, Secretary and Director.  Mr. Lampariello has been the Chief Operating Officer of Medical Capital Holdings and its subsidiaries for the past seven years and is responsible for the day-to-day operations of Medical Capital Corporation, our administrator.  This responsibility includes funding, underwriting, collections and all computer information services.  Prior to joining us, Mr. Lampariello was the President of Medical Management & Acquisitions, Inc., which specialized in recovery, dissolution and collections of medical claims of medical groups, physician practices and medical companies in southern California.

Mr. Lampariello’s extensive experience in medical practice management includes development of a proprietary UNIX platform databases for medical billing and collections.  Mr. Lampariello has served as a specialist collector and receiver for LA County Superior Court and the U.S. Bankruptcy Court.  He holds a degree in Biomedical Engineering from New York Institute of Technology.

Alan J. Meister joined Medical Capital Management in 2000 as Chief Accounting Officer.  Mr. Meister is also the Chief Financial Officer of Medical Capital Corporation, having joined them in September of 1997.  Prior to joining Medical Capital Corporation, Mr. Meister was the Vice President and Chief Financial Officer of American Express Educational Loans/UBL Financial Corporation, and served in that position since January of 1994.  Prior to that, Mr. Meister was the Controller of FHP Healthsare, Inc., and served in that position since 1990.  Mr. Meister holds a bachelors degree in Accounting from Northeastern University and an MBA from Suffolk University.

Joseph J. DioGuardi joined Medical Capital Management in 2000 as a Director.  After practicing for 22 years (12 years as a partner) as a certified public accountant with the accounting firm of Arthur Andersen & Co., Mr. DioGuardi left in 1984 to run for Congress.  He served as a member of the United States House of Representatives from 1985 to 1989.  Mr. DioGuardi served on the Banking Committee and the Government Operations Committee.  Since leaving Congress, Mr. DioGuardi has engaged in numerous human rights activities, and he has become a distinguished author and public speaker.  Mr. DioGuardi also served as a member of the board of directors of Safety Components International, Inc. from 1994 to 2000, and served as a member of the board of directors of NeuroCorp, Ltd. from 1996 to 1998.  Mr. DioGuardi holds a B.S. degree from Fordham University, where he majored in accounting and from which he graduated with honors in 1962.

Lawrence J. Edwards joined Medical Capital Management in 2000 as Vice President and Director.  Mr. Edwards also served as our Treasurer until his retirement in June 2002.  Mr. Edwards continues to serve as one of our directors.  Mr. Edwards also served as Executive Vice President of Medical Capital Corporation from January 1994 until his retirement in June 2002.  Mr. Edwards was one of the founders of Medical Capital Corporation in 1994.  Mr. Edwards has also founded and operated various specialty sales and investment organizations, including Newport Aircraft Sales and various real estate investment and property companies.  Mr. Edwards has also been engaged in recovery and work-out of medical groups and partnerships.  Mr. Edwards holds a technical degree from Orange Coast College.

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

Employment Agreements

Medical Capital Corporation has employment agreements with Mr. Sidney Field, its President, Chief Executive Officer and Director, Mr. Joseph J. Lampariello, its Chief Operating Officer, and Mr. Alan Meister, its Chief Financial Officer.

Mr. Field’s employment agreement is for a perpetual term until terminated by Mr. Field or Medical Capital Corporation.  Mr. Field may terminate the agreement for any reason by giving 30 day’s advance notice to Medical Capital Corporation.  Medical Capital Corporation may terminate the agreement with cause by giving five day’s advance notice to Mr. Field or without cause by giving 120 day’s advance notice to Mr. Field.  If Mr. Field is terminated by Medical Capital Corporation without cause he is entitled to receive one year’s compensation and benefits as a severance.  The agreement provides for a base salary of $144,000, which may be increased by Medical Capital Corporation’s board of directors.  The agreement also provides Mr. Field with $3,000,000 of life insurance coverage, an auto allowance.  If Mr. Field dies or becomes disabled during the term of the agreement, his spouse or his estate will receive his base salary for six months.  Mr. Field’s employment agreement also contains a non-compete provision that expires one year after the termination of his employment with Medical Capital Corporation.

Mr. Lampariello’s employment agreement is for a perpetual term until terminated by Mr. Lampariello or Medical Capital Corporation.  Mr. Lampariello may terminate the agreement for any reason by giving 30 day’s advance notice to Medical Capital Corporation.  Medical Capital Corporation may terminate the agreement with cause by giving five day’s advance notice to Mr. Lampariello or without cause by giving 120 day’s advance notice to Mr. Lampariello.  If Mr. Lampariello is terminated by Medical Capital Corporation without cause he is entitled to receive one year’s compensation and benefits as a severance.  The agreement provides for a base salary of $250,000, which may be increased by Medical Capital Corporation’s board of directors.  The agreement also provides Mr. Lampariello with $2,000,000 of life insurance coverage and an auto allowance.  If Mr. Lampariello dies or becomes disabled during the term of the agreement, his spouse or his estate will receive his base salary for six months.  Mr. Lampariello’s employment agreement also contains a non-compete provision that expires one year after the termination of his employment with Medical Capital Corporation.

Mr. Meister’s employment agreement is for a perpetual term until terminated by Mr. Meister or Medical Capital Corporation.  Mr. Meister may terminate the agreement for any reason by giving 30 day’s advance notice to Medical Capital Corporation.  Medical Capital Corporation may terminate the agreement with cause by giving five day’s advance notice to Mr. Meister or without cause by giving 90 day’s advance notice to Mr. Meister.  If Mr. Meister is terminated by Medical Capital Corporation without cause he is entitled to receive one year’s compensation and benefits as a severance.  The agreement provides for a base salary of $120,000, which may be increased by Medical Capital Corporation’s board of directors.  Under the terms of the agreement, for the first five years Mr. Meister is employed by Medical Capital Corporation, he was granted 20,000 shares of common stock of Medical Capital Holdings, Inc. on each yearly anniversary of his employment.  The agreement also provides Mr. Meister with an auto allowance.  If Mr. Meister dies or becomes disabled during the term of the agreement, his spouse or his estate will receive his base salary for six months.  Mr. Meister’s employment agreement also contains a non-compete provision that expires one year after the termination of his employment with Medical Capital Corporation.

All of Medical Capital Corporation’s executive officers are entitled to participate in a bonus pool, which is paid quarterly.  The amount the pool is funded and the percentage of the pool each participant is entitled to receive changes annually in the discretion of Medical Capital Corporation’s board of directors.

Committees of the Board of Directors

Audit Committee.  The current members of the Audit Committee are Messrs. DioGuardi and Nielsen.  The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews our corporate compliance procedures and reviews the adequacy of our internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

The Company does not have any securities registered under the Exchange Act and is not subject to Section 16(a).

Item 10.  Executive Compensation.

Executive Compensation

We do not pay any compensation to our officers nor do we directly reimburse Medical Capital Corporation for any portion of their salaries.  We pay fees to Medical Capital Corporation for acting as our administrator, which fees have no relationship to the salaries paid by Medical Capital Corporation.  We do reimburse Medical Capital Corporation for compensation paid to some of its non-officer employees for services provided to us by those employees.  The following table sets forth the aggregate compensation awarded to, earned by, or paid to (1) our Chief Executive Officer, and (2) our other most highly compensated executive officers during 2002 and 2001 whose total annual compensation exceeded $100,000 in 2002 (the “Named Executive Officers”), all during 2002 and 2001, our first two years of operations.  The compensation included in the table is the total compensation paid to these individuals by our affiliate, Medical Capital Corporation, in their capacity as officers of Medical Capital Corporation.  These individuals do not receive any other compensation by any of the companies affiliated with the Medical Capital Holdings group of companies.  As of December 31, 2002, we did not have any stock option plans in effect.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus/ Commissions	All Other Compensation
Sidney M. Field	2002	$144,000	$0	$26,145	(1)
President, Chief Executive Officer and Director	2001	$144,000	$200,000	$23,826	(1)
Joseph J. Lampariello	2002	$275,000	$385,827	$3,600	(2)
Chief Operating Officer, Secretary, Treasurer and Director	2001	$275,000	$301,081	$7,176	(2)
Lawrence J. Edwards	2002	$75,000	$65,395	$13,900	(4)
Director	2001	$180,000	$190,661	$31,644	(4)
Alan Meister	2002	$181,404	$54,131	$21,360	(5)
Chief Accounting Officer	2001	$169,067	$42,123	$21,280	(5)

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

The above compensation table does not include fringe benefits made available on a nondiscriminatory basis to all of Medical Capital Corporation’s employees like group health insurance, dental insurance, long-term disability insurance, vacation and sick-leave.  In addition, Medical Capital Corporation makes available non-monetary benefits to some of its executive officers, with the aggregate value of these benefits in the case of each executive officer listed in the above table being less than the lesser of (1) ten percent of the cash compensation paid to each such executive officer, or (2) $50,000, and is not included in the above table.

In addition to the above compensation, in 2002 Messrs. Edwards, Field and Lampariello also received a grant of stock in Medical Capital Holdings of 1,000 shares each valued at $3.00 per share.

Compensation of Directors

Each non-employee director serving on our board of directors receives an annual fee of $12,000, paid quarterly.  In addition, each director receives a fee of $2,000 for each board meeting attended by that director and $500 for each committee meeting attended by that director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table contains information concerning the persons, including any “group”, who we know to be the beneficial owner of more than 5% of any class of voting securities of our parent, Medical Capital Holdings.  It also shows the voting securities of our parent owned by our directors and executive officers individually, and by all of our directors and executive officers as a group.  Unless otherwise indicated in the footnotes, each person named below has sole voting power and investment power over the shares indicated.  All information is as of March 15, 2003.  As of that date, 13,554,746 shares of common stock of Medical Capital Holdings were issued and outstanding.

Name of Beneficial Owner	Number of Shares		Percent of Class(1)
Sidney M. Field 2100 South State College Blvd. Anaheim, California 92806	3,295,333	(2)	24.3%
Lawrence J. Edwards 2100 South State College Blvd. Anaheim, California 92806	3,087,858	(3)	22.8%
Joseph L. Lampariello 2100 South State College Blvd. Anaheim, California 92806	2,501,000		18.5%
Alan J. Meister 2100 South State College Blvd. Anaheim, California 92806	101,000		*
Joseph J. DioGuardi 2100 South State College Blvd. Anaheim, California 92806	0		*
Gary L. Nielsen 2100 South State College Blvd. Anaheim, California 92806	0		*
Robert B. MacDonald 2100 South State College Blvd. Anaheim, California 92806	3,333,333	(4)	24.6%
LAM Irrevocable Trust Private Trust Corporation Ltd., Charlotte House, PO Box N65, Nassau, Bahamas	3,333,333	(4)	24.6%
Medical Receivables Management Group, LLC 251 Jeanell Drive, No. 3, Carson City, Nevada 89703	1,170,222		8.6%
JEBAJ Management Corp. 251 Jeanell Drive, No. 3, Carson City, Nevada 89703	3,093,333	(5)	22.8%
Directors and Executive Officers as a Group (7 persons)	12,318,524		90.9%

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

(2) Includes 202,000 shares owned directly by Mr. Field and 3,093,333 shares which Mr. Field holds the power to vote through an agreement with the owner of those shares, JEBAJ Management Corp.

(3) Includes 1,000 shares owned directly by Mr. Edwards and 3,086,858 shares Owned by the Lawrence J. Edwards Revocable Living Trust for which Mr. Edwards is the trustee.

(4) Mr. MacDonald has the power to vote these shares through a proxy from the LAM Irrevocable Trust.

(5) Mr. Field has the power to vote these shares.

Item 12.  Certain Relationships and Related Transactions.

We are a wholly owned subsidiary of Medical Capital Holdings.  We rely on some of the other wholly owned subsidiaries of Medical Capital Holdings, like Medical Capital Corporation and MediTrak, to provide services to us.  We pay fees to these affiliates for providing services to us, regardless of whether or not our business is profitable.  Since we are under common control with these affiliates, the agreements and arrangements under which they provide us services were not made through independent arm’s length negotiations.  However, we believe the fees we pay for these services are no greater than those an independent third-party would charge for providing similar services.

Some members of our management team also work for and are compensated by our affiliates, and are in some cases shareholders of our common corporate parent, Medical Capital Holdings.  Accordingly, their interests in the administrator and the servicer, or other of our affiliates, may conflict with their responsibilities to us.  We have an agreement among our parent and our other affiliates where we are charged a fee for the portion of the salaries of these individuals and overhead attributable to our operations.

We believe that our affiliates have sufficient experience in regard to the kinds and nature of the services they provide us so that our needs for these services will be competently and adequately met.  Further, we believe that the compensation the affiliates receive for rendering the services to us, whether from us or third parties, is reasonable and no more than the usual and customary amounts paid for those types of services by independent third parties.  However, there can be no assurance that there are not now, or may in the future, be unrelated businesses that might be able to provide similar services to us in a more efficient, competent and less costly manner.  Also, there can be no assurance that our affiliates will be able to continue to provide services to us.  In the event that one of our affiliates is not able to perform its services, there can be no assurance that a suitable replacement can be located without incurring substantial expense or risking a deterioration in servicing the receivables.

Medical Capital Corporation is our administrator for the receivables.  For the year ended December 31, 2002, we incurred $1,272,960 in administrative service fees to Medical Capital Corporation.  For the year ended December 31, 2002, we paid Medical Capital Corporation $253,468 as reimbursement of compensation paid to employees of Medical Capital Corporation for investor relations services provided on our behalf.

The amount that the face value of a receivable is discounted when the receivable is purchased will be determined by the administrator based on the underwriting criteria it has established.  For the year ended December 31, 2002, we incurred $126,000 in underwriting fees to Medical Capital Corporation.  We could be adversely affected if the administrator requires the seller’s receivables to be discounted at higher rates than those the seller is accustomed to receiving.  This could result in sellers being unwilling to sell, or discouraged from selling all, their receivables to us.  The administrator also underwrites receivables that may be purchased by our affiliates.  The administrator attempts to allocate new sellers fairly among its various affiliates, but the allocation may ultimately be unfair to us.

MediTrak is the servicer of our receivables.  For the year ended December 31, 2002, we incurred $276,846 in servicing fees to MediTrak.  MediTrak is compensated for its services by receiving a fee for each claim posted on its tracking system.  For some clients with a minimal number of monthly claims being posted, a minimum monthly servicing fee will be charged.  For a more detailed description of the functions of the administrator and the servicer, see the section entitled “BUSINESS” above.

On August 29, 2001, we purchased healthcare receivables from our parent, Medical Capital Holdings, with a book value of $5,386,309 for $4,546,861 in cash and $839,448 of unearned discount fees.  The book value of a receivable is equal to the sum of the advance amount plus the discount fee, less unearned discount fees less any collections received, which we believe is an approximation of fair market value of the receivable.  As of December 31, 2002, these receivables had not been collected in full through direct collections from third party payors.  On December 31, 2001, we purchased healthcare receivables from Medical Capital Holdings with a book value of $1,701,892 for $1,541,189 in cash.  As of December 31, 2002, these receivables had not been collected in full through direct collections from third party payors.  The purchase price for these transactions was determined by Medical Capital Corporation.  The purchase price of receivables sold among affiliates in the Medical Capital Holdings group are generally sold at 85-90% of fair market value.

On April 23, 2002, our board of directors approved a dividend on our common stock totaling $1,250,000.  The dividends distributed was paid from additional paid in capital of $250,000 and through a charge to accumulated deficit of $1,000,000, as of December 31, 2002.  The reason for this dividend was to return funds to Medical Capital Holdings that it had invested in our company in connection with our formation.  The amount paid as a dividend represented an over-capitalization of our company.  It was determined that the amount invested by Medical Capital Holdings was in excess of the amount of initial capital we needed to conduct our operations, and was therefore returned to Medical Capital Holdings in the form of a dividend on our common stock, all of which is owned by Medical Capital Holdings.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  The following is a complete list of exhibits filed as part of this Form 10-KSB.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

EXHIBIT	DESCRIPTION

3.01	Articles of Incorporation of Medical Capital Management, Inc. (1)

3.02	Bylaws of Medical Capital Management, Inc. (1)

4.01	Amended and Restated Note Issuance and Security Agreement, dated February 15, 2001, between Medical Capital Management, Inc. and Zions First National Bank, as trustee. (2)

10.01	Master Service Agreement between Medical Capital Management, Inc. and Medical Tracking Services, Inc. (3)

10.02	Administrative Services Agreement, dated August 4, 2000, between Medical Capital Management, Inc. and Medical Capital Corporation. (1)

11.01	Statement regarding computation of per share earnings.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

31.3	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

32.3	Section 1350 Certification.

99.01	Deed of Trust Note in the amount of $3,000,000. (4)

99.02	Deed of Trust Note in the amount of $745,000. (4)

99.03	Deed of Trust Note in the amount of $300,000. (4)

99.04	Amended and Restated Deed of Trust Note dated November 12, 2002. (4)

(1)  Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-45464.

(2)  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 15, 2001.

(3)  Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-101772.

(4) Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-101177.

(b)  The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

Item 14.  Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Amendment to the Annual Report on Form 10-KSB.  Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in those reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  During fiscal 2003, the Company became aware of circumstances, whereby the collections in certain lockboxes were not recorded for the benefit of the appropriate entity.  Management has reviewed substantially all customer related lockbox information and is in the process of establishing additional procedures to alleviate this identified matter.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment number one to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICAL CAPITAL MANAGEMENT, INC.

Date: December 3, 2003	By	/s/ Sidney M. Field
Sidney M. Field, President and Chief Executive Officer

INDEX TO FINANCIAL STATEMENTS

Financial statements for the periods ended December 31, 2002 and December 31, 2001:

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Medical Capital Management, Inc.

Anaheim, California

We have audited the accompanying balance sheet of Medical Capital Management, Inc., as of December 31, 2002 and the related statements of operations, stockholder’s deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $5,209,830 in 2002, used cash for operations of $29,302,913 in 2002 and at December 31, 2002, had an accumulated deficit of $6,162,534 and stockholder’s deficit of $6,162,514. In addition, the management of the Company has decided to wind down operations during 2003 and 2004, after collecting or selling outstanding medical receivables and using such proceeds to settle all the Company’s obligations, including outstanding notes payable.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of managements decision to wind down operations.  As discussed in Note 12 to the financial statements, in 2002, the Company changed its method of recording income from the interest accretion method to the cost recovery method.  As discussed in Note 12 to the financial statements, the Company’s 2002 and 2001 medical receivables balance, additional paid in capital and receivable from Parent and affiliates were previously incorrectly reported.  These discoveries were made subsequent to the issuance of the financial statements.  The financial statements have been restated to reflect these corrections.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
March 18, 2003, except for Note 12, which is dated as of November 26, 2003)

MEDICAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

December 31, 2002
(Restated – Note 12)

ASSETS
Current assets:
Cash and cash equivalents	$1,494,002
Medical receivables, net of discount reserves of $7,612,259	30,539,011
Receivable from Parent and affiliates, net	6,671,753
Account receivables	36,755
Prepaid trustee fee	4,524
Notes receivable – short term	1,045,000
Total current assets	39,791,045

Notes receivable – long term, net of deferred income on notes of $62,000	4,232,127
Total assets	$44,023,172

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accrued expenses – trade	$108,193
Due to medical providers	150,070
Interest payable, net	399,798
Notes payable – current	21,295,000
Total current liabilities	21,953,061

Notes payable - long term, net of deferred offering costs of $94,109 And commissions of $2,587,266	28,232,625
Total liabilities	50,185,686

STOCKHOLDER’S DEFICIT
Preferred stock – par value $0.01 (10,000 shares authorized, no shares issued and outstanding)	—
Common stock – par value $0.01 (10,000 shares authorized, 2,000 shares issued and outstanding)	20
Additional paid-in capital	—
Accumulated deficit	(6,162,534)
Total stockholder’s deficit	(6,162,514)
Total liabilities and stockholder’s deficit	$44,023,172

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF INCOME (OPERATIONS)

	Year ended December 31, 2002	Year ended December 31, 2001
	(Restated – Note 12)	(See Note 12)
DISCOUNT REVENUE:
Discount fees, net of change in discount reserves $5,802,164, including related party fees of $2,346,266	$661,838	$1,645,912
Administrative income	166,032	—
Total revenue	827,870	1,645,912
COST OF REVENUE:
Administration expense, related party	1,272,960	439,656
GROSS PROFIT	(445,090)	1,206,256

OPERATING EXPENSES:
Interest expense, net	4,148,405	635,437
Advertising	350,437	207,618
Professional services	321,298	58,998
Service fees, related party	276,846	33,824
Legal expenses	227,131	53,064
Investor relations fees, related party	215,152	—
Travel and entertainment	178,343	35,745
Sales commissions, related party	127,930	—
Management fees, related party	126,000	—
Trustee fees	49,768	56,750
Directors’ fees	44,000	44,000
Bank charges	71,285	1,919
Copying and printing	43,646	2,780
Occupancy and other	29,982	3,357
Total operating expenses	6,210,223	1,133,492
INCOME (LOSS) BEFORE TAXES	(6,655,313)	72,764
Provision (benefit) for income tax, related	(2,462,466)	25,468
NET INCOME (LOSS) before cumulative effect of a change in accounting principle	(4,192,847)	47,296
Cumulative effect on prior years change in accounting principle, net of $597,276 of tax effect (Note 12)	(1,016,983)	—
NET INCOME (LOSS)	$(5,209,830)	$47,296
Weighted average number of common shares outstanding – basic	2,000	1,750
Net loss per common share – basic	$(2,605)	$(27)

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002	Year ended December 31, 2001
	(Restated – Note 12)	(Restated – Note 12)

Cash flows used for operating activities:
Net income (loss)	$(5,209,830)	$47,296
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Amortization of deferred offering costs and Commissions	1,293,548	289,477
Amortization of prepaid trustee fee	49,768	—
Changes in assets and liabilities:
Decrease (Increase) in medical receivables	(19,095,845)	(11,443,166)
Decrease (Increase) in interest receivable	39,136	(35,858)
(Increase) in due from (to) Parent and affiliates	(6,746,228)	(12,333)
Decrease (Increase) in accounts receivable	(36,755)	—
Decrease (Increase) in prepaid trustee fees	(54,292)	—
(Decrease) Increase in accrued expenses – trade	50,065	58,129
(Decrease) Increase in due to medical providers	150,070	—
(Decrease) Increase in interest payable	257,450	139,069
Net cash used for operations	(29,302,913)	(10,957,386)

Cash flows used for investing activities:
Increase in notes receivables	(1,232,127)	(4,045,000)
Net cash used for investing activities	(1,232,127)	(4,045,000)

Cash flows from financing activities:
Proceeds from issuance of debt, net	33,992,000	18,217,000
Payments on offering costs and commissions	(2,806,855)	(1,370,737)
Payment of dividend, related party	(1,250,000)	—
Proceeds from sale of common stock	—	249,920
Net cash provided by financing activities	29,935,145	17,096,183
Net increase in cash and cash equivalents	(599,895)	2,093,797
Cash and cash equivalents at beginning of year	2,093,897	100
Cash and cash equivalents at end of year	$1,494,002	$2,093,897

Supplemental disclosure of cash flow items:
Income taxes paid	$—	$—
Interest paid	$3,355,146	$380,122

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENT OF STOCKHOLDER’S DEFICIT (RESTATED)

FOR THE YEARS ENDED TO DECEMBER 31, 2002 AND 2001

			Additional paid-in Capital	Accumulated Deficit	Total stockholder’s deficit
	Common stock
	Shares	Amount
Balance - January 1, 2001	1,000	$10	90	$—	$100
Sale of common stock to Parent on March 31, 2001	1,000	10	249,910	—	249,920
Capital Contribution			4,000,000		4,000,000
Net loss for the twelve months ended December 31, 2001	—	—	—	47,296	47,296
Balance - December 31, 2001, as previously presented	2,000	20	4,250,000	47,296	4,297,316
Prior period adjustment (Note 12)			(4,000,000)		(4,000,000)
Balance - December 31, 2001, as restated			250,000		297,316
Payment of dividend, related party			(250,000)	(1,000,000)	(1,250,000)
Net loss for the twelve months ended December 31, 2002	—	—	—	(5,209,830)	(5,209,830)
Balance - December 31, 2002	2,000	$20	$—	$(6,162,534)	$(6,162,514)

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

Discounts Earned on Medical Receivables:

The Company changed its method of recording income to the cost recovery method.  The cost recovery method relates to the income recognition on purchased receivables.  The cost recovery method requires that any amounts received be applied first against the recorded amount of the advance and when that amount has been reduced to zero, any additional amounts received can be recognized as discount income.

Medical receivables are recorded at initial purchase amount, which is the net amount advanced to the seller, plus discount fee less deferred unearned income, less any collections on the receivable.  This is the cost basis and equals the fair market value of the receivable at the time of purchase.  Medical receivables purchased from affiliates are generally purchased for 85%-100% of fair market value, which is determined as the gross advance plus the gross discount less the gross collections of the receivables at the time of purchase.  The face amount of the receivables, or the amounts owed to the seller by the receivable payor, are adjusted to an expected net receivable (the Company refers to this as the “ENR” or Expected Net Receivable) amount through the Company’s underwriting process, which represents the actual amount that the Company believes is collectible on the receivable.  The Company determines its initial purchase amount, discount fee and reserve based on the ENR of the receivable.

Discounts on medical receivables represent a fee charged by the Company to the seller on the purchase of receivables. All collections are first applied to the net advance of each batch of receivables purchased and only if total collections exceed the net advances for all batches acquired in a fiscal quarter, the contractual discount fee is recognized as income. Discount fee pricing is based on a historical analysis of the seller’s accounts receivable collection performance, risk criteria and the number of days the receivable is outstanding when purchased, in the aggregate.  The discount fee is calculated on a batch-by-batch basis based on this analysis as the estimated collection period of the receivables in the batch.  Although the amount of the discount is calculated at the beginning of each purchase transaction, the discount revenue is deferred until realized.

This discount revenue is deferred into a “discount reserve” that the Company continually updates, and is recognized upon collection for amounts in excess of the net advance on a per client basis. The Company anticipates the receivables upon which these reserves are based to be fully collectable. Therefore, this reserve is considered a timing adjustment. As of December 31, 2002 and 2001, this reserve was $7,612,259 and $195,837, respectively.

Related Party Transactions:

The Company’s Parent, Medical Capital Holdings Inc., has substantial experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables.  The Company uses the services and expertise of Medical Capital Holdings and its subsidiaries to purchase a portfolio of healthcare receivables.  It has entered into contracts with MCC and MTS, affiliated companies, to provide the appropriate system for purchasing and tracking its healthcare receivables.  Reimbursement for these services approximates the costs to these affiliated entities which management believes equals the prevailing market rates for comparable services of this nature.

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings and its affiliates.  Medical Capital Holdings has a revolving credit line with Comerica Bank, which allows Medical Capital Holdings to purchase accounts receivable from a seller.  Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by Medical Capital Holdings.  For these inter-company sales, the receivables are sold to the Company at a price generally equal to 85-95% the sum of the total amount advanced to the seller of the receivable plus the discount fee, less unearned discount less any collections already received on the receivable.  To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by Medical Capital Holdings.  Medical Capital Corporation makes the determination as to whether the Company purchases receivables from the Company’s affiliates or directly from the seller.  Medical Capital Corporation may also direct the sale of receivables from one of the Company’s affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company’s investment portfolio.  When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that the affiliate owned, including reserve amounts.  Therefore, the impact on reserves is no different whether the Company purchases receivables from its affiliates or directly from the seller.

Provider Concentration:

As of December 31, 2002, medical receivables purchased by the Company from four providers amounted to approximately 78% of the net balance of the total receivables due to the Company.  MCM had no other relationships, contractual or otherwise, with these providers.

Reserves:

Seller’s Reserve.  The amount of each receivable allocated to each seller’s reserve account is equal to the ENR, minus the sum of the initial purchase amount and the discount.  This is the batch seller’s reserve for funds that could be returned to the seller after claims are collected, if contractual terms are met by the seller.  This seller reserve is rolled up into the overall aggregate seller reserve on the entire pool of receivables purchased from that seller.  Receivables are posted on a receivable-by-receivable basis, and reported on a batch basis.  The receivables are also monitored by tracking the entire pool of batches for a seller to determine the adequacy of the seller’s reserve account.  The Company typically tries to maintain an overall seller reserve of 10-25% of the ENR for each seller’s pool of receivables depending on various criteria determined through the underwriting process and collection experience of the seller’s receivables.  If a seller’s reserve account is insufficient on a pool basis, an adjustment is made to reduce the initial purchase amount on future batches of receivables purchased from that seller, which increases the amount of each batch allocated to the seller’s reserve account.  Although the Company has the right under its purchase agreement with the seller to reduce the percent advanced on future purchases, the Company has not done so for competitive reasons.  However, the Company has withheld a portion of the advance on future purchases in order to offset uncollected receivables, which has the effect of reducing the advance amount percentage on future purchases.  In addition, under the terms of the Company’s purchase agreement with each seller, any amounts collected in excess of the ENR are allocated to the reserve account of the seller to increase that seller’s reserve balance.  If the seller is in compliance with the terms of the purchase agreement and all of its batches of receivables are collected on time, the Company will return to the seller all collections for the amounts allocated to the seller reserve account that exceed 25% of the outstanding balance of the seller’s receivables, calculated on a monthly basis.  In addition, if the Company ceases to purchase receivables from a seller, once that seller’s outstanding receivables are collected in full, the Company will return any collections, as well as all rights, title and interest in the receivables allocated to the reserve account to the seller.

Usually, within a period determined by the Company from the date of purchase (depending on the contractual terms in each seller’s agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable.  At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller and/or withholds a portion of the advance on the next purchase of receivables from that seller.  Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it.  If the receivable is subsequently collected, the Company allocates those collections to the seller’s reserve account under the terms of its purchase agreement with the seller.  As of December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was  $150,070.

Discount Reserve.  This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables after the full collection of the net advances.  The Company anticipates the receivables on which these reserves are based to be collectable, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company.  Once a batch of receivables, grouped by a fiscal quarter, is fully collected to the ENR amount, the Company recognizes the seller’s forfeited deferred purchase price as part of its discount revenue.  As of December 31, 2002, the discounts reserve, excluding deferred purchase price, was $7,612,259 (restated).

Bad Debt Reserve for Losses.  The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management.  The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management’s evaluation.  Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 90-270 days.  Accordingly, charge-offs are not expected to be material to the Company’s financial position or results of operations.  During the twelve months ended December 31, 2002 and December 31, 2001, no reserves for losses were needed.

Delinquent Receivables:

A delinquent receivable is determined as such when the contracted period (collection service life) has expired and there remains a balance shortfall to the ENR amount of the batch of receivables.  The shortfall is determined on a batch basis.  Once a batch is closed and it is determined that a shortfall exists, the value of the delinquent receivable is reduced to zero. The amount of the shortfall is either withheld from the seller’s next purchase advance, replaced by the seller with new receivables in an amount equal to the delinquent receivables or charged to the bad debt reserve of the seller.  Therefore, there were no delinquent receivables on the Company’s books as of December 31, 2002. After the batch is closed, the seller is charged back a withholding of the next purchase advance to make up the shortfall against the seller’s bad debt reserves or the seller substitutes a new receivable for the delinquent receivable.  Since the seller is obligated to sell receivables on a forward moving basis (i.e. recurring) there is sufficient offset capability to cover most of the risk to collection shortfall.  If the seller no longer offers or is not required to sell receivables to the Company and a shortfall exists for a batch of receivables, it is the Company’s policy to pursue all related collection activity to recover collections of the ENR amount.  When a seller substitutes a receivable, no adjustment is made to the discount fee. There were no substitutions of receivables during the year ended December 31, 2002.

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

Income Taxes:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes.  For Federal and state income tax purposes, the Company is consolidated with its Parent.  The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 37% of net income before taxes.  For the years ending December 2002 and 2001, the Company’s income tax benefit (expense), arising from net operating loss carryforward, was $3,059,742 (including amounts included in cumulative effect change in accounting principle of $597,276) and $(25,468), respectively.  As of December 31, 2002, the deferred tax asset arising primarily from net operating loss carryforward and unearned discount revenue was $3,034,274.  In the opinion of management, the Parent has adequate deferred tax liability to assure the utilization of the Company’s deferred tax assets beyond a reasonable doubt.  The Parent will pay (in cash) the Company for the entire benefit arising from the utilization of the Company’s tax assets in the consolidated returns of the Parent.  Included in “Receivable from Parent and affiliates, net” is $3,034,274 for this tax receivable from the Parent.  There were no other material temporary differences between book and tax bases of various liabilities and assets that would give rise to any material deferred tax assets or liabilities.

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

	2002	2001
Federal income tax (benefit) at statutory rates	(34)%	34%
State income taxes (benefit), less federal income tax benefit	(6)	6
Total provision/(benefit)	(40)	40
Loss for which no tax benefit is available	3	(3)
NOL utilized	—	—
Total provision (benefit)	(37)%	(37)%

The income tax provision (benefit) is comprised of the following:

	2002	2001
Current - federal	$(2,462,466)	$25,468
Deferred - federal	—	—

Total provision (benefit)	$(2,462,466)	$25,468

In addition, the Company recognized a tax benefit of $597,276 in 2002, which is included in the cumulative effect on change in accounting principle on the accompanying statement of operations.

Recent Accounting Pronouncements:

In October 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred.  The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.  When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.  The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value.  Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss.  The statement is effective for fiscal years beginning after June 30, 2002.  The Company does not expect the adoption to have any impact to the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets.  The statement provides a single accounting model for long-lived assets to be disposed of.  New criteria must be met to classify the asset as an asset held-for-sale.  This statement also focuses on reporting the effects of a disposal of a segment of a business.  This statement is effective for fiscal years beginning after December 15, 2001.  The adoption of FASB 144 did not have any impact to the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds

FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”.  This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this Statement did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in either of these activities.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company’s financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations as the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation. There are no stock options issued or outstanding.

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of this statement did not have a material impact to the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.  Previously, the criteria were based on control through voting interest.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A company that consolidates a variable interest entity is called the primary beneficiary of that entity.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company does not expect the adoption to have a material impact to the Company’s financial position or results of operations.

3. Notes Receivable

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property.  These notes receivables are as follows:

As of December 31, 2002
Physician-Client, 18%, interest only paid monthly, due July 1, 2003(1)	$300,000
Skilled Nursing Facility, 16%, interest only paid monthly, due September 18, 2002(2)	745,000
Medical Group, 16%, interest only paid monthly, Various due dates (3)	4,294,127
Gross short term and long notes receivable	$5,339,127
Less: deferred income on notes	62,000
Net short term and long term notes receivable	5,277,127

(1)    As of September 30, 2003, interest payments were current.

(2)  The client defaulted on the terms and conditions of its loan agreement and in September, 2003 the Company took possession of the property.  The Company has engaged a new operator for the facility and has subsequently engaged in a purchase agreement for accounts receivable as well as a letter of intent by the new operator to purchase the property, at a price inclusive of all principal, fees and legal expenses incurred by the Company. This transaction is being accounted for as a troubled debt restructuring.  It is anticipated that the Company will consummate the sale of the property by December 31, 2003 and realize its cost, including interest.

(3) As of September 30, 2003, interest payments were current. On November 15, 2002, the Company entered into a new loan agreement with the borrower. The new agreement, a troubled debt restructuring, called for a $2,572,000 increase in the original loan amount of $3,000,000 to be disbursed in December 2002 and February 2003 in accordance with the loan agreement. Principal is to be repaid in various installments in accordance with the loan agreement with the balance of the loan payable on December 31, 2005. The repayment schedule calls for annual principal payments of $675,000 in 2003 and 2004, and $4,222,000 in 2005. As of September 30, 2003, interest payments were current.

4. Deferred Offering Costs

Deferred Offering Costs consist of costs incurred for the Company’s registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission, which was declared effective February 6, 2001.  These costs are amortized over the weighted term of the securities using the interest method.  For the twelve months ended December 31, 2002 and 2001, the Company paid and capitalized deferred offering costs of $49,130 and $272,138 respectively, and amortized $127,145 and $100,014, respectively.  The amortization was included in the interest expense during the applicable period.

5. Notes Payable

The Company issues notes, secured by medical receivables, for cash through several broker-dealers as filed on its registration statement with the Securities and Exchange Commission.  These notes consist of the following:

	Rate	Maturity Date	December 31, 2002
Class A	9.00%	1 year from issuance date	$4,606,000
Class A	8.00%	1 year from issuance date	12,429,000
Class B	9.75%	2 years from issuance date	3,258,000
Class B	8.75%	2 years from issuance date	8,443,000
Class C	10.25%	3 years from issuance date	2,650,000
Class C	9.25%	3 years from issuance date	5,007,000
Class D	10.75%	4 years from issuance date	3,267,000
Class D	9.75%	4 years from issuance date	12,549,000
Total face value of notes payable			$52,209,000
Less unamortized offering costs and commissions			(2,681,375)
			49,527,625
Less current maturities			21,295,000
			$28,232,625

The maturities of notes payable as of December 31, 2002 are as follows:

2003	$21,295,000
2004	10,832,000
2005	8,664,000
2006	11,418,000
$52,209,000

As of December 31, 2002, the Company’s notes were secured by medical receivables with an expected net receivable outstanding balance of $43,363,579, by notes receivable of $5,277,127, by related party receivable of $3,869,011, and by cash and cash equivalents of $1,494,002, for a total collateral amount of $54,003,719.

6. Interest to Secured Noteholders

Interest on all secured notes is paid monthly in arrears on the tenth of the following month to the noteholder of record as of the last day of the month preceding the month in which the interest payment date occurs.  Interest is paid without any compounding.  Each class of notes has a different maturity date and accrues interest at different rates.  The Company’s current rates on its secured notes are as follows: Class A to 8.00%; Class B to 8.75%; Class C to 9.25%; and Class D to 9.75%.  The effective interest rates approximate 4% higher than the stated rates due to the amortization of deferred offering costs and commissions treated as interest expense.

7. Stockholder’s Deficit

On April 23, 2002, the Company’s Board of Directors approved and paid a dividend of $1,250,000 to our stockholder and Parent, Medical Capital Holdings, Inc.

8. Medical Receivables

The following table shows the expected net receivable amount of the Company’s receivables purchased from third parties and purchased from affiliates during the year ended December 31, 2002.

Expected Net Receivable

For the year ended December 31, 2002
Direct purchases from third parties during the period	$34,356,421
Purchases from affiliates during the period	23,370,719
Total purchases during the period	$57,727,140

As of December 31, 2002, the Company had an outstanding ENR balance, net of collections, of $43,259,580.  The following table reconciles the ENR amounts to the medical receivable outstanding on the balance sheet.

	For the year ended December 31, 2002	Inception to December 31, 2002
ENR purchased	$57,727,140	$73,989,527
Less: total collections and withholdings	27,530,534	31,391,936
Plus: excess collections due and paid to seller	444,931	661,989
ENR balance	30,641,537	43,259,580
Less: deferred purchase price on purchases	4,129,270	5,108,310
Gross medical receivable	26,512,267	$38,151,270
Less: net change in discount reserve	5,802,164	7,612,259
Plus: beginning balance	9,828,908	0
Net medical receivable	$30,539,011	$30,539,011

As of December 31, 2002, the Company’s medical receivables included Medicare and Medicaid claims of $4,822,347, or 11.1% of the total ENR balance of the receivables.

The following table shows a roll-forward summary of the deferred seller’s reserve account inception to December 31, 2002 and for the year ending December 31, 2002.

	For the year ended December 31, 2002	Inception to December 31, 2002
Beginning Balance	$191,146	$0
Plus: deferred purchases	4,129,270	5,108,310
Less: withholdings applied to collections	348,927	685,727
Less: unidentified collections applied	3,140,511	3,374,547
Less: collections remitted to seller	294,861	511,919
Ending Balance	$536,117	$536,117

From inception to December 31, 2002, $511,919 was remitted to the sellers from the seller reserve accounts.  The amounts remitted were as follows:

Amounts Remitted to Sellers
July 1, 2001 thought September 30, 2001	$60,862
October 1, 2001 though December 31, 2001	156,196
January 1, 2002 though March 31, 2002	20,509
April 1, 2002 though June 30, 2002	51,071
July 1, 2002 though September 30, 2002	157,231
October 1, 2002 through December 31, 2002	66,050
Total remitted to sellers	$511,919

As of December 31, 2002, $150,070 was due to sellers from the seller’s reserve accounts.

9. Related Party Transactions

For the twelve months ended December 31, 2002 and 2001, Medical Capital Corporation was compensated for administration of our healthcare receivables in the amount of $1,272,960 and $439,656, respectively.  For the twelve months ended December 31, 2002 and 2001, we incurred management fees provided by Medical Capital Corporation of $126,000 and $0, respectively.  For the twelve months ended December 31, 2002 and 2001, Medical Tracking Services was compensated for servicing our receivables in the amount of $276,846 and $33,824, respectively.  For the twelve months ended December 31, 2002 and 2001, we incurred sales commissions for telemarketing expenses provided by Medical Capital Corporation in the amount of $127,930 and $0, respectively.

For the twelve months ended December 31, 2002 and 2001, we purchased medical receivables of various providers from our parent and affiliates with a book value of $15,212,372 and $7,088,200, respectively, for which we paid $12,866,106 and $6,078,564, respectively, in cash, with the balance included in the calculation of discount revenue earned and reserved (deferred).  As of December 31, 2002, the Company was owed $6,671,753 from its Parent and affiliates, which includes $3,034,274 of income tax benefit receivable, and accrued expenses payable of $466,532 to the Parent or affiliate and the remaining $4,104,011 of medical receivable cash collections which were misdirected to an affiliate (Note 12).

For the nine months ended September 30, 2003 and 2002 (unaudited), MCC was compensated for administration of the healthcare receivables which the Company purchased in the amounts of $609,754 and $780,453, respectively. For the nine months ended September 30, 2003 and 2002 (unaudited), MTS was compensated for servicing the Company’s receivables in the amounts of $129,783 and $207,713, respectively.

For the nine months ended September 30, 2003 and 2002 (unaudited), the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $10,289,012, respectively, for which it paid a consideration of $1,239,904 and $9,091,952, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).  As part of managements plans to wind down the Company’s operation, during the eleven months ended November 30, 2003 (unaudited), the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $17,320,570, for which it received consideration of $17,929,382, respectively, in cash.

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings and its affiliates.  Medical Capital Holdings has a revolving credit line with a U.S. bank, which allows Medical Capital Holdings to purchase accounts receivable from a seller.  Then, once we have funds available, the receivables, as well as the rights, title and interest in the contractual relationship between the seller and parent, are sold to us by Medical Capital Holdings.  For these inter-company sales, the receivables are sold to us at a price generally equal to 85-100% of the sum of the total amount advanced to the seller of the receivable, plus the discount fee, less any collections already received on the receivable.  Medical Capital Holdings’ costs, including interest charges, are included in the purchase price.  To the extent we have sufficient funds available, we will purchase receivables directly from a seller without first being purchased by Medical Capital Holdings.  Medical Capital Corporation makes the determination as to whether we purchase receivables from our affiliates or directly from the seller.  Medical Capital Corporation may also direct the sale of receivables from one of our affiliates to us, or from us to one of our affiliates as a method of asset/liability management and to attempt to maintain diversification in our investment portfolio.  When we purchase receivables from our affiliates, we purchase all rights, title and interest in the receivable that our affiliate owned, including reserve amounts.  Moreover, we purchase medical receivables from direct sellers or our affiliates at fair value.  Consequently, we believe that our results of operations are not impacted whether we purchase receivables directly from the seller or from one of our affiliates.

10. Earnings Per Share

The Company computes net earnings per share following SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common equivalent shares outstanding during the period.  As of December 31, 2002, there were no common stock equivalents.

11. Significant Agreements

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis.  The effective term of each of the broker-dealer agreements is generally for one year.

12. Change in Accounting Principle and Restatement of Financial Statements

The Company changed its method of recording income to the cost recovery method as management deemed it to be preferable because it is more conservative.  The cost recovery method relates to the income recognition on purchased receivables (Note 8).  The cost recovery method requires that any amounts received be applied first against the recorded amount of the advance and when that amount has been reduced to zero, any additional amounts received can be recognized as discount income.  Assuming this change in principle is applied retroactively, the required pro forma information for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
Loss before extraordinary item	$(4,192,847)	$(969,687)
Net loss	$(4,192,847)	$(969,687)

Loss per share before extraordinary item	$(2,096)	$(554)
Net loss per share – basic	$(2.096)	$(554)

The Company’s December 31, 2002 and 2001 medical receivable balance and additional paid in capital were overstated by $4,000,000.  In addition, during 2002, $4,104,011 of the amount of medical receivable previously reported should have been included in the amount due from Parent and affiliates.  These discoveries were made subsequent to the issuance of the financial statements and the financial statements have been restated to reflect these corrections.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $5,209,830 in 2002, used cash for operations of $29,302,913 in 2002 and at December 31, 2002, had an accumulated deficit of $6,162,534 and stockholder’s deficit of $6,162,514. In addition, the management of the Company has decided to wind down operations during 2003 and 2004, after collecting or selling outstanding medical receivables and using such proceeds to settle all the Company’s obligations, including outstanding notes payable.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of managements decision to wind down operations.  As part of managements plans to wind down the Company’s operation, during the eleven months ended November 30, 2003, the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $17,320,570, for which it received consideration of $17,929,382, respectively, in cash. During the nine months ended September 30, 2003, the Company repaid $13,280,000 of its outstanding notes payable, which had matured (unaudited).