Form 10KSB/A
period 2002-12-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2004-03-18
CIK 1122504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2

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

As of February 27, 2004, there were 2,000 shares of the registrant’s sole class of common stock issued and outstanding.

Transitional Small Business Disclosure Format                       Yes  ☐         No  ☒

PART I

We are hereby amending our Form 10 KSB for the fiscal year ended December 31, 2002 to reflect the correction of errors for the years ended December 31, 2002 and 2001. The Company revised its method of recording income to the cost recovery method. See Note 12 to the audited financial statements.

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

Medical Capital Corporation has provided services as an administrator since 1994 and is experienced in purchasing and monitoring healthcare receivables generated by all types of healthcare sellers.  As of the date of this prospectus, Medical Capital Corporation had purchased over $1,000,000,000 in face amount of receivables (excluding intercompany purchases) on behalf of companies in the Medical Capital Holdings group.  Medical Capital Corporation’s business is operated as a closely held company.  Medical Capital Corporation generally charges companies in the Medical Capital Holdings group fees for its services that represent the approximate cost to Medical Capital Corporation of providing those services.  We believe that the fees Medical Capital Corporation charges to companies within the Medical Capital Holdings group are similar to those that non-affiliated third parties would charge for providing the same services.

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

Receivables Acquisition Process

General.  The acquisition process used by Medical Capital Corporation has been in use for over eight years.  As of the date of this filing, Medical Capital Corporation has purchased over $1,000,000,000 in face amount of receivables (excluding intercompany purchases) on behalf of its clients.

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

—        to pledge all of its receivables, existing and future, as additional collateral;

—        to execute a guarantee ensuring payment on all receivables purchased; and

—        to establish up to a 25% reserve account for the portion of the purchase price of the receivables that will be withheld from the seller.

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

The purpose for establishing a reserve account is to have protection against losses due to uncollected receivables.  Withholding a portion of the purchase price is easier to exercise than attempting to require the replacement of an uncollected receivable or otherwise seeking enforcement of the receivables purchase agreement.  If a purchased receivable becomes outstanding for over the contract period , we may, at our option:

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

Overview

As discussed in Note 12 to the financial statements, the amended financial statements are being presented as a restatement to reflect the correction of errors for the years ended December 31, 2002 and 2001.

Correction of Error. We previously had reported income using the interest accretion method, and changed this to the cost recovery method. The cost recovery method relates to the income recognition on purchased receivables. The cost recovery method requires that any amounts received be applied first against the recorded amount of the advance and when that amount has been reduced to zero, any additional amounts received can be recognized as discount income. Additionally, as discussed in Note 12 to the financial statements, our 2002 and 2001 medical receivables balance, additional paid in capital and receivable from Parent and affiliates, net were previously incorrectly reported. These discoveries were made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect the corrections of these errors.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The management of the Company has decided to wind down operations during 2003-2004, after collecting or selling outstanding medical receivables and using such proceeds to settle all the Company’s obligations, including outstanding notes payable. These consolidated financial statements do not include any adjustments that might result from the outcome of this decision.

For 2001, the Company originally reported a medical receivables balance, due from (payable to) Parent for accrued expenses and income taxes, additional paid in capital, and retained earnings (accumulated deficit) of $15,443,166, $(74,475), $4,250,000, and $47,296, but should have been $9,828,907, $522,801, $250,000, and $(969,687), respectively. The impact of these changes upon stockholder’s equity (deficit) was a decrease of $(5,016,983) and upon net income (loss) of the Company was a decrease of $(1,016,983).

For 2002, the Company originally reported a medical receivables balance, due from (payable to) Parent (accrued expenses and income taxes), additional paid in capital, and accumulated deficit of $45,012,270, $211,127, $3,000,000, and $(1,149,901), but should have been $30,539,011, $6,671,753, $0, and $(6,162,534), respectively. The impact of these changes upon stockholder’s deficit and net income (loss) was a decrease of $(8,012,633) and $(2,995,650), respectively, of which $(5,016,983) included in stockholder’s deficit related to the prior year 2001 (above). In 2002, the Company’s dividend of $1 million was first applied to additional paid in capital and then accumulated deficit.

For the year ending 2002, the Company incurred net losses of $4,192,847, used cash for operations of $29,302,913 in 2002 and at December 31, 2002, had an accumulated deficit of $6,162,514.

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

(2)   The table reflects reports as of the determination dates. These reports do not reflect restated medical receivable adjustments of $8,104,000, and un-posted cash, interim purchases and interim collections, which amounted to $3,865,140 on December 31, 2002.  The gross medical receivable of $43,259,580 is reflected in Note 8.

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

Results of Operations for the Twelve Months Ended December 31, 2002 and December 31, 2001 (Restated).

Revenues.  We formally began operations after our initial registration statement, relating to our public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001. For the twelve months ended December 31, 2002, we purchased medical receivables carrying an ENR value of $57,727,140, and restated earned discount fees on these purchases of $661,838, and increased our discount reserves which reduced our total revenue. We anticipate the receivables on which these reserves are based to be fully collectible and the discount fee to be earned upon collection of the net advance and contractual discount fee. During the same period, we also earned $166,032 in administration fee.

For the twelve months ended December 31, 2001, we purchased medical receivables carrying an ENR value of $20,262,386 (including earned and unearned discount fees of $1,009,637 from our Parent and affiliates) and restated earned discount fees on these purchases of $31,654, and increased our discount reserves which reduced our total revenue. We anticipate the receivables on which these reserves are based to be fully collectible and the discount fee to be earned upon collection of the net advance and contractual discount fee.  During the same period, we did not earn any administration income.

As of December 31, 2002 the Company held $7,612,259 in discount reserves as restated, which reduced its discount revenue.  The Company anticipates the receivables upon which these reserves are based to be fully collectible and recognizing the discount income upon collection of the receivables after the full collection of the net advances.  A summary of the changes in the discount reserve for the company from inception to December 31, 2002, on a gross basis is as follows:

	For the year ended December 31, 2002	For the year ended December 31, 2001	Inception to December 31, 2002
Beginning Balance	$1,810,095	$0	$0
Deferred income on purchases	6,464,002	1,841,749	8,305,751
Less: income recognized	(661,838)	(31,654)	(693,492)
Ending Balance	$7,612,259	$1,810,095	$7,612,259

Gross Profit.  Our gross profit (loss) restated during the twelve months ended December 31, 2002 was $(445,090), which arose from gross discount revenues of $6,464,002, less the change in discount reserves of $5,802,164, plus $166,032 in administration income, less our administration expense incurred of $1,272,960. Our administration expense, related party, was 2.2% of the total ENR of 2002 purchases.

Our gross profit (loss) during the twelve months ended December 31, 2001 was $(408,002), which arose from gross discount revenues of $1,841,749, less the change in discount reserves of $(1,810,095) and administration expense incurred of $439,656. Our administration expense, related party, was 2.2% of the total ENR of 2001 purchases.

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

For the twelve months ended December 31, 2001, our total operating expenses were $1,133,493.  Expenses consisted primarily of $635,437 in interest expense, which consists of interest expense of $519,191, plus amortized commissions of $189,463, and amortized deferred offering cost of $100,014 less interest earned of $173,231. Interest earned included $136,791 on our notes receivables of $4,045,000 from various medical providers, and $36,440 on cash and cash equivalents.  We also incurred $207,618 in advertising expense, which is expensed as incurred, professional services of $58,998, service fees of $33,824 (related party), and legal fees of $53,064.

Income Tax Expense or Benefit.  For the twelve months ended December 31, 2002 and 2001, our restated benefit for income taxes was $2,462,466 and $(571,808), respectively.  For Federal and State income taxes, we are consolidated with our parent.  We are allocated our share of the consolidated tax liability using the separate return method.

Net Loss.  We had a net loss of $4,192,847 or basic and diluted net loss per common share of $2,096, for the twelve months ended December 31, 2002. Our net loss resulted primarily from the increase in discount reserves net of tax benefit.

For the twelve months ended December 31, 2001, we had net loss of $969,687 or basic and diluted net loss per common share of $554. Our net loss resulted primarily from the increase in discount reserves net of tax benefit.

Liquidity and Capital Resources

During the twelve months ended December 31, 2002, we received $35,678,000 in cash from the issuance of our secured notes in our public offering, and received collections on medical receivables of $28,110,534. During the same period, we used $49,480,134 of these funds to purchase medical receivables, and had $1,686,000 in notes mature and not reinvest. As of December 31, 2002, we maintained $1,494,002 in cash and cash equivalents, which we seek to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From our inception on August 4, 2000 to December 31, 2002, we have received $53,895,000 from the sale of our notes, and received $31,971,936 in collections on medical receivables. Over the same period, we used $67,931,370 to purchase medical receivables, and made cash loans of $5,339,127 to providers. We have had $1,686,000 in notes that have matured and not reinvested since inception.

For the twelve months ended December 31, 2003 (unaudited), the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $21,209,099, for which it received consideration of $21,817,912, respectively, in cash.

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

For the nine months ended September 30, 2003 and 2002 (unaudited), MCC was compensated for administration of the healthcare receivables, which the Company purchased in the amounts of $609,754 and $780,453, respectively. For the nine months ended September 30, 2003 and 2002 (unaudited), MTS was compensated for servicing the Company’s receivables in the amounts of $129,783 and $207,713, respectively.  For the nine months ended September 30, 2003 and 2002 (unaudited), the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $10,289,012, respectively, for which it paid a consideration of $1,239,904 and $9,091,952, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred). For the nine months ended September 30, 2003 and 2002 (unaudited), the Company sold medical receivables of various providers from its Parent and affiliates with a book value of $11,407,066 and $0, respectively, for which it received a consideration of $12,035,879 and $0, respectively, in cash.

For the twelve months ended December 31, 2003 (unaudited), the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904, for which it paid a consideration of $1,239,904, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred). For the twelve months ended December 31, 2003 (unaudited), the Company sold medical receivables of various providers from its Parent and affiliates with a book value of $21,209,099, for which it received a consideration of $21,817,912, respectively, in cash.

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

On August 29, 2001, the Company purchased healthcare receivables from our parent, Medical Capital Holdings, with a book value of $5,386,309 for $4,546,861 in cash and $839,448 of unearned discount fees.  The book value of a receivable is equal to the sum of the advance amount plus the discount fee, less unearned discount fees less any collections received, which we believe is an approximation of fair market value of the receivable.  As of December 31, 2002, these receivables had not been collected in full through direct collections from third party payors.  On December 31, 2001, the Company purchased healthcare receivables from Medical Capital Holdings with a book value of $1,701,892 for $1,541,189 in cash. As of December 31, 2002, these receivables had not been collected in full through direct collections from third party payors. The purchase price for these transactions was determined by Medical Capital Corporation. The purchase price of receivables sold among affiliates in the Medical Capital Holdings group are generally sold at 85-90% of fair market value.

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

MEDICAL CAPITAL MANAGEMENT, INC.

Date: March 8, 2004	By	/s/ Sidney M. Field
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $4,192,847 in 2002, used cash for operations of $29,302,913 in 2002 and at December 31, 2002, had an accumulated deficit of $6,162,534 and stockholder’s deficit of $6,162,514. In addition, the management of the Company has decided to wind down operations in 2004, after collecting or selling outstanding medical receivables and using such proceeds to settle all the Company’s obligations, including outstanding notes payable. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of managements decision to wind down operations.  As discussed in Note 12 to the financial statements, in 2002, the Company changed its method of recording income from the interest accretion method to the cost recovery method.  Additionally, the Company’s 2002 and 2001 medical receivables balance, additional paid in capital, receivable from Parent and affiliates, revenues and net loss were previously incorrectly reported.  These discoveries were made subsequent to the issuance of the financial statements.  The financial statements have been restated to reflect these corrections.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
March 18, 2003, except for Note 12, which is dated as of November 26, 2003

MEDICAL CAPITAL MANAGEMENT, INC.

BALANCE SHEET

December 31, 2002 (Restated – Note 12)

ASSETS
Current assets:
Cash and cash equivalents	$1,494,002
Medical receivables, net of discount reserves of $7,612,259	30,539,011
Receivable from Parent and affiliates, net	6,671,753
Account receivables	36,755
Prepaid trustee fee	4,524
Notes receivable – short term	1,045,000
Total current assets	39,791,045

Notes receivable – long term, net of deferred income on notes of $62,000	4,232,127
Total assets	$44,023,172

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accrued expenses – trade	$108,193
Due to medical providers	150,070
Interest payable, net	399,798
Notes payable – current	21,295,000
Total current liabilities	21,953,061

Notes payable - long term, net of deferred offering costs of $94,109 And commissions of $2,587,266	28,232,625
Total liabilities	50,185,686

STOCKHOLDER’S DEFICIT
Preferred stock – par value $0.01 (10,000 shares authorized, no shares issued and outstanding)	—
Common stock – par value $0.01 (10,000 shares authorized, 2,000 shares issued and outstanding)	20
Additional paid-in capital	—
Accumulated deficit	(6,162,534)
Total stockholder’s deficit	(6,162,514)
Total liabilities and stockholder’s deficit	$44,023,172

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31, 2002 Restated Note 12	Year ended December 31, 2001 Restated Note 12
DISCOUNT REVENUES:
Discount fees, net of change in discount reserves $5,802,164, including related party fees of $2,346,266 (2002)	$661,838	$31,654
Administrative income	166,032	—
Total revenues	827,870	31,654
COST OF REVENUES:
Administration expense, related party	1,272,960	439,656
GROSS PROFIT (LOSS)	(445,090)	(408,002)

OPERATING EXPENSES:
Interest expense, net	4,148,405	635,437
Advertising	350,437	207,618
Professional services	321,298	58,998
Service fees, related party	276,846	33,824
Legal expenses	227,131	53,064
Investor relations fees, related party	215,152	—
Travel and entertainment	178,343	35,745
Sales commissions, related party	127,930	—
Management fees, related party	126,000	—
Trustee fees	49,768	56,750
Directors’ fees	44,000	44,000
Bank charges	71,285	1,919
Copying and printing	43,646	2,780
Occupancy	12,976	—
Other	17,006	3,358
Total operating expenses	6,210,223	1,133,493

LOSS BEFORE TAXES	(6,655,313)	(1,541,495)

Benefit for income tax, related party	(2,462,466)	(571,808)
NET LOSS	$(4,192,847)	$(969,687)
Weighted average number of common shares outstanding – basic and diluted	2,000	1,750
Net loss per common share – basic and Diluted	$(2,096.42)	$(554.11)

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2002 Restated Note 12	Year ended December 31, 2001 Restated Note 12

Cash flows used for operating activities:
Net income (loss)	$(4,192,847)	$(969,687)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of deferred offering costs and Commissions	1,293,548	289,477
Amortization of prepaid trustee fee	49,768	—
Changes in assets and liabilities:
Decrease (increase) in medical receivables	(20,710,104)	(9,828,907)
Decrease (increase) in interest receivable	39,136	(35,858)
Decrease (increase) in due from (to) Parent and affiliates	(6,148,952)	(609,609)
Decrease (increase) in accounts receivable	(36,755)	—
Decrease (increase) in prepaid trustee fees	(54,292)	—
Increase in accrued expenses – trade	50,065	58,129
Increase in due to medical providers	150,070	—
Increase in interest payable	257,450	139,069
Net cash used for operations	(29,302,913)	(10,957,386)

Cash flows used for investing activities:
Increase in notes receivables	(1,232,127)	(4,045,000)
Net cash used for investing activities	(1,232,127)	(4,045,000)

Cash flows from financing activities:
Proceeds from issuance of debt, net	33,992,000	18,217,000
Payments on offering costs and commissions	(2,806,855)	(1,370,737)
Payment of dividend, related party	(1,250,000)	—
Proceeds from sale of common stock	—	249,920
Proceeds from paid–in capital	—	—
Net cash provided by financing activities	29,935,145	17,096,183
Net increase in cash and cash equivalents	(599,895)	2,093,797
Cash and cash equivalents at beginning of year	2,093,897	100
Cash and cash equivalents at end of year	$1,494,002	$2,093,897
Supplemental disclosure of cash flow items:
Income taxes paid	$—	$—
Interest paid	$3,355,146	$380,122

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.
STATEMENT OF STOCKHOLDER’S DEFICIT (RESTATED)

FOR THE YEARS ENDED TO DECEMBER 31, 2002 AND 2001

			Additional paid-in Capital	Accumulated Deficit	Total stockholder’s deficit
	Common stock
	Shares	Amount
Balance - January 1, 2001	1,000	$10	$90	$—	$100
Sale of common stock to Parent on March 31, 2001	1,000	10	249,910	—	249,920
Net loss for the twelve months ended December 31, 2001	—	—	—	(969,687)	(969,687)
Balance - December 31, 2001	2,000	20	250,000	(969,687)	(719,667)
Payment of dividend, related party			(250,000)	(1,000,000)	(1,250,000)
Net loss for the twelve months ended December 31, 2002	—	—	—	(4,192,847)	(4,192,847)
Balance - December 31, 2002	2,000	$20	$—	$(6,162,534)	$(6,162,514)

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

This discount revenue is deferred into a “discount reserve” that the Company continually updates, and is recognized upon collection for amounts in excess of the net advance on a per client basis. The Company anticipates the receivables upon which these reserves are based to be fully collectable. Therefore, this reserve is considered a timing adjustment. As of December 31, 2002 and 2001, this reserve was $7,612,259 and $1,810,095, respectively.

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

Income Taxes:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes.  For Federal and state income tax purposes, the Company is consolidated with its Parent.  The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 37% of net income before taxes.  For the years ending December 2002 and 2001, the Company’s income tax benefit was $2,462,466 and $571,808 respectively.  As of December 31, 2002, the deferred tax asset arising primarily from net operating loss carryforward and unearned discount revenue was approximately $3,034,274.  In the opinion of management, the Parent has adequate deferred tax liability to assure the utilization of the Company’s deferred tax assets beyond a reasonable doubt.  The

Parent will pay (in cash) the Company for the entire benefit arising from the utilization of the Company’s tax assets in the consolidated returns of the Parent.  Included in “Receivable from Parent and affiliates, net” is $3,032,819 for this tax receivable from the Parent.  There were no other material temporary differences between book and tax bases of various liabilities and assets that would give rise to any material deferred tax assets or liabilities.

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

	2002	2001
Federal income tax (benefit) at statutory rates	(34)%	(34)%
State income taxes (benefit), less federal income tax benefit	(6)	(6)
Total provision/(benefit)	(40)	(40)
Loss for which no tax benefit is available	3	3
NOL utilized	—	—
Total provision (benefit)	(37)%	(37)%

The income tax provision (benefit) is comprised of the following:

	2002	2001
Current - federal	$(2,462,466)	$(571,808)
Deferred - federal	—	—

Total provision (benefit)	$(2,462,466)	$(571,808)

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

During April 2003, the FASB issued SFAS 149 - “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contractsand new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

3. Notes Receivable

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property.  These notes receivables are as follows:

As of December 31, 2002
Physician-Client, 18%, interest only paid monthly, due July 1, 2003(1)	$300,000
Skilled Nursing Facility, 16%, interest only paid monthly, due September 18, 2002(2)	745,000
Medical Group, 16%, interest only paid monthly, Various due dates (3)	4,294,127
Gross short term and long notes receivable	5,339,127
Less: deferred income on notes	62,000
Net short term and long term notes receivable	$5,277,127

(1)           As of December 31, 2003, we have suspended interest payments due to a restructuring this loan.

(2)           The client defaulted on the terms and conditions of its loan agreement and in September, 2003 the Company took possession of the property.  The Company has engaged a new operator for the facility and has subsequently engaged in a purchase agreement for accounts receivable as well as a letter of intent by the new operator to purchase the property, at a price inclusive of all principal, fees and legal expenses incurred by the Company. This transaction is being accounted for as a troubled debt restructuring.  On February 4, the property was sold and the Company realized its cost, including interest.

(3)           As of December 31, 2003, interest payments were one month deliquent, and the mortgagee has informed us that he is in the process of refinancing. On November 15, 2002, the Company entered into a new loan agreement with the borrower. The new agreement, a troubled debt restructuring, called for a $2,572,000 increase in the original loan amount of $3,000,000 to be disbursed in December 2002 and February 2003 in accordance with the loan agreement. Principal is to be repaid in various installments in accordance with the loan agreement with the balance of the loan payable on December 31, 2005. The repayment schedule calls for annual principal payments of $675,000 in 2003 and 2004, and $4,222,000 in 2005.

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

5. Notes Payable

The Company issues notes, secured by medical receivables, for cash through several broker-dealers as filed on its registration statement with the Securities and Exchange Commission. These notes consist of the following:

	Rate	Maturity Date	December 31, 2002
Class A	9.00%	1 year from issuance date	$4,606,000
Class A	8.00%	1 year from issuance date	12,429,000
Class B	9.75%	2 years from issuance date	3,258,000
Class B	8.75%	2 years from issuance date	8,443,000
Class C	10.25%	3 years from issuance date	2,650,000
Class C	9.25%	3 years from issuance date	5,007,000
Class D	10.75%	4 years from issuance date	3,267,000
Class D	9.75%	4 years from issuance date	12,549,000
Total face value of notes payable			52,209,000
Less unamortized offering costs and commissions			(2,681,375)
			49,527,625
Less current maturities			21,295,000
			$28,232,625

The maturities of notes payable as of December 31, 2002 are as follows:

2003	$21,295,000
2004	10,832,000
2005	8,664,000
2006	11,418,000
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

7. Stockholder’s Deficit

On April 23, 2002, the Company’s Board of Directors approved and paid a dividend of $1,250,000 to our stockholder and Parent, Medical Capital Holdings, Inc. The dividends distributed were paid from additional paid in capital of $250,000 and through a charge to accumulated deficit of $1,000,000, as of December 31, 2002.

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

The following table shows a roll-forward summary of the deferred seller’s reserve account from inception to December 31, 2002 and for the year ending December 31, 2002.

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

12. Restatement of Financial Statements

These financial statements have been restated to reflect the correction of errors for the years ended December 31, 2002 and 2001. The Company changed its method of recording income to the cost recovery method.  The cost recovery method relates to the income recognition on purchased receivables (Note 8). The cost recovery method requires that any amounts received be applied first against the recorded amount of the advance and when that amount has been reduced to zero, any additional amounts received can be recognized as discount income.

For 2001, the Company originally reported a medical receivables balance, due from (payable to) Parent (accrued expenses and income taxes), additional paid in capital, and retained earnings (accumulated deficit) of $15,443,166, $(74,475), $4,250,000, and $47,296, but should have been $9,828,907, $522,801, $250,000, and $(969,687), respectively. The impact of these changes upon stockholder’s deficit was $(5,016,983), and upon net income (loss) of the Company was $(1,016,983).

For 2002, the Company originally reported medical receivables balance, due from (payable to) Parent (for accrued expenses and income taxes), additional paid in capital, and accumulated deficit of $45,012,270, $211,127, $3,000,000, and $(1,149,901), but should have been $30,539,011, $6,671,753, $0, and $(6,162,534), respectively. The impact of these changes upon stockholder’s deficit and net income (loss) was a decrease of $(8,012,633) and $(2,995,650), respectively, of which $(5,016,983) included in stockholder’s deficit related to the prior year 2001 (above). In 2002, the Company’s dividend of $1 million was first applied to additional paid in capital, and then to accumulated deficit.

The effects of the accounting change on items as previously reported for December 31, 2002 and 2001 for the Balance Sheet and Statements of Income (Operations) are as follows:

December 31, 2002	As Previously Reported	As Restated

Balance Sheet Items:
Medical receivables, net of reserves	$45,012,270	$30,539,011
Discount reserves	$1,243,000	$7,612,259
Receivable from Parent and affiliates, net	211,127	$6,671,753
Total current assets	$47,803,678	$39,791,045
Total assets	$52,035,805	$44,023,172
Additional Paid in Capital	$3,000,000	$0
Accumulated Deficit	$(1,149,901)	$(6,162,534)
Total Stockholders Equity (Deficit)	$1,850,119	$(6,162,514)
Total liabilities and stockholder’s equity (deficit)	$52,035,805	$44,023,172

Income Statement Items:
Discount fees, net	$5,231,838	$661,838
Discount reserves	$1,047,164	$5,802,164
Total revenues	$5,397,870	$827,870
Administration expense, related party	$1,087,960	$1,272,960
Gross Profit (loss)	$4,309,910	$(445,090)
Net loss before taxes	$(1,900,313)	$(6,655,313)
Benefit for income taxes	$(703,116)	$(2,462,466)
Net loss available to Common Stockholders	$(1,197,197)	$(4,192,847)

Basic and diluted net loss per Common share	$(598.60)	$(2,096.42)

December 31, 2001	As Previously Reported	As Restated
Balance Sheet Items:
Medical receivables, net of reserves	$15,443,166	$9,828,907
Insert: discount reserves	$195,836	$1,810,095
Receivable from (payable to) Parent and affiliates, net	$(74,475)	$522,801
Total current assets	$21,617,921	$16,490,605
Total assets	$21,617,921	$16,490,605
Total current liabilities	$7,046,673	$6,936,339
Total liabilities	$17,320,605	$17,210,272
Additional Paid in Capital	$4,250,000	$250,000
Retained earnings (accumulated deficit)	$47,296	$(969,687)
Total Stockholders Equity (Deficit)	$4,297,316	$(719,667)
Total liabilities and stockholder’s equity (deficit)	$21,617,921	$16,490,605

Income Statement Items:
Discount fees, net	$1,645,912	$31,654
Total revenues	$1,645,912	$31,654
Gross Profit (loss)	$1,206,256	$(408,002)
Net income (loss) before taxes	$72,764	$(1,541,495)
Provision (benefit) for income taxes	$25,468	$(571,808)
Net income (loss) available to Common Stockholders	$47,296	$(969,687)

Basic and diluted net income (loss) - Common share	$27.03	$(554.11)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $4,192,847 in 2002, used cash for operations of $29,302,913 in 2002 and at December 31, 2002, had an accumulated deficit of $6,162,534 and stockholder’s deficit of $6,162,514. In addition, the management of the Company has decided to wind down operations during 2003 and 2004, after collecting or selling outstanding medical receivables and using such proceeds to settle all the Company’s obligations, including outstanding notes payable.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of managements decision to wind down operations.

As part of managements plans to wind down the Company’s operation, during the twelve months ended December 31, 2003, the Company sold medical receivables of various providers to its Parent and affiliates with a book value of $21,817,912, for which it received consideration of $21,817,912, respectively, in cash (unaudited). Additionally, during the twelve months ended December 31, 2003, the Company repaid $19,195,000 of its outstanding notes payable, which had matured (unaudited). From inception to December 31, 2003, the Company had purchased medical receivables with an ENR of $108.4 million, of which $81.4 million either was either collected or sold (unaudited).

EXHIBIT INDEX

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