Form 10-Q
period 2003-03-31
MEDICAL CAPITAL MANAGEMENT INC
filed 2004-03-29
CIK 1122504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 333-45464

MEDICAL CAPITAL MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0473359
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3770 Howard Hughes Parkway, Las Vegas, Nevada 89109
(Address of principal executive offices)

(800) 824-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☒      No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐      No      ☒

As of April 30, 2003, there were 2,000 shares of the registrant’s sole class of common stock issued and outstanding.

Medical Capital Management, Inc.

Form 10-Q

MEDICAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,734,961	$1,494,002
Medical receivables, net of discount reserves of $7,342,559	33,001,665	30,539,011
Receivable from Parent and affiliates, net	7,340,377	6,671,753
Account receivables	49,162	36,755
Prepaid trustee fee	51,458	4,524
Notes receivable – short term	1,045,000	1,045,000
Total current assets	43,222,623	39,791,045

Notes receivable – long term, net of deferred income on notes of $53,389	5,518,996	4,232,127
Total assets	$48,741,619	$44,023,172

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accrued expenses – trade	$210,359	$108,193
Due to medical providers	68,822	150,070
Interest payable, net	360,517	399,798
Notes payable – current	23,651,000	21,295,000
Total current liabilities	24,290,698	21,953,061

Notes payable - long term, net of deferred offering costs of $119,319 and commissions of $2,651,980	31,234,701	28,232,625
Total liabilities	$55,525,399	50,185,686

STOCKHOLDER’S DEFICIT
Preferred stock - par value $0.01 (10,000 shares authorized, no shares issued and outstanding)	—	—
Common stock – par value $0.01 (10,000 shares authorized, 2,000 shares issued and outstanding)	20	20
Additional paid-in capital	—	—
Accumulated deficit	(6,783,800)	(6,162,534)
Total stockholder’s deficit	(6,783,780)	(6,162,514)
Total liabilities and stockholder’s deficit	$48,741,619	$44,023,172

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF INCOME (OPERATIONS)

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(unaudited)	(unaudited)
DISCOUNT REVENUES:
Discount fees, net of change in discount reserves $(269,700), including related party fees of $0	$1,421,561	$902,243
Administrative income	14,998	—
Total revenues	1,436,559	902,243
COST OF REVENUES:
Administration expense, related party	263,253	407,124
GROSS PROFIT	1,173,306	495,119

OPERATING EXPENSES:
Interest expense, net	1,752,258	596,173
Advertising	14,188	88,731
Professional services	51,720	60,647
Service fees, related party	54,094	25,524
Legal expenses	58,552	21,023
Investor relations fees, related party	—	—
Travel and entertainment	153,093	18,173
Sales commissions, related party	—	—
Management fees, related party	—	—
Trustee fees	14,816	9,049
Directors’ fees	11,000	11,000
Bank charges	36,579	2,460
Copying and printing	5,878	1,181
Occupancy	5,385	—
Other	1,880	2,534
Total operating expenses	2,159,443	836,495

INCOME (LOSS) BEFORE TAXES	(986,137)	(341,376)
Provision (benefit) for income tax, related party	(364,871)	(25,468)
NET INCOME (LOSS)	$(621,266)	$(315,908)
Weighted average number of common shares outstanding – basic and diluted	2,000	2,000

Net loss per common share – basic and diluted	$(310.63)	$(157.95)

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(unaudited)	(audited)

Cash flows used for operating activities:
Net income (loss)	$(621,266)	$(315,908)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of deferred offering costs and commissions	527,226	223,588
Amortization of prepaid trustee fee	14,816	9,049
Changes in assets and liabilities:
Increase in medical receivables	(2,462,654)	(5,483,520)
Increase in interest receivable	(79,240)	6,410
Increase in due from (to) Parent and affiliates	(668,624)	(77,389)
Increase in accounts receivable	(12,407)	—
Increase in prepaid trustee fees	(61,750)	(54,292)
Increase in accrued expenses – trade	102,166	32,829
Increase in due to medical providers	(81,248)	—
Increase in interest payable	39,960	66,216
Net cash used for operations	(3,303,021)	(5,593,017)

Cash flows used for investing activities:
Increase in notes receivables	(1,286,869)	—
Net cash used for investing activities	(1,286,869)	—

Cash flows from financing activities:
Proceeds from issuance of debt, net	5,448,000	8,853,000
Payments on offering costs and commissions	(617,150)	(669,826)
Payment of dividend, related party	—	(1,250,000)
Proceeds from sale of common stock	—	—
Proceeds from paid-in capital	—	—
Net cash provided by financing activities	4,830,850	6,933,174
Net increase in cash and cash equivalents	240,960	1,340,157
Cash and cash equivalents at beginning of year	1,494,001	2,093,897
Cash and cash equivalents at end of year	$1,734,961	$3,434,054

Supplemental disclosure of cash flow items:
Income taxes paid	$—	$—
Interest paid	$1,319,996	$546,246

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

Discounts Earned on Medical Receivables:

The Company uses the cost recovery method of recording income. The cost recovery method relates to the income recognition on purchased receivables. The cost recovery method requires that any amounts received be applied first against the recorded amount of the advance and when that amount has been reduced to zero, any additional amounts received can be recognized as discount income.

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

This discount revenue is deferred into a “discount reserve” that the Company continually updates, and is recognized upon collection for amounts in excess of the net advance on a per client basis. The Company anticipates the receivables upon which these reserves are based to be fully collectable. Therefore, this reserve is considered a timing adjustment. As of March 31, 2003 and December 31, 2002, this reserve was $7,342,559 and $7,612,259, respectively.

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

Provider Concentration:

As of March 31, 2003 and December 31, 2002, medical receivables purchased by the Company from four providers amounted to approximately 77.5% and 78%, respectively, of the outstanding balance of the total receivables due to the Company. MCM had no other relationships, contractual or otherwise, with these providers.

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

Usually, within a period determined by the Company from the date of purchase (depending on the contractual terms in each seller’s agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable.  At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller and/or withholds a portion of the advance on the next purchase of receivables from that seller.  Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it.  If the receivable is subsequently collected, the Company allocates those collections to the seller’s reserve account under the terms of its purchase agreement with the seller. As of March 31, 2003 and December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was  $68,822 and $150,070, respectively.

Discount Reserve.  This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables after the full collection of the net advances. The Company anticipates the receivables on which these reserves are based to be collectable, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company. Once a batch of receivables, grouped by a fiscal quarter, is fully collected to the ENR amount, the Company recognizes the seller’s forfeited deferred purchase price as part of its discount revenue. As of March  31, 2003 and December 31, 2002, this reserve was $7,342,559, and $7,612,259, respectively.

Bad Debt Reserve for Losses.  The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management.  The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management’s evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 90-270 days.  Accordingly, charge-offs are not expected to be material to the Company’s financial position or results of operations. During the three months ended March  31, 2003  and 2002, no reserves for losses were needed.

Delinquent Receivables:

A delinquent receivable is determined as such when the contracted period (collection service life) has expired and there remains a balance shortfall to the ENR amount of the batch of receivables.  The shortfall is determined on a batch basis. Once a batch is closed and it is determined that a shortfall exists, the value of the delinquent receivable is reduced to zero. The amount of the shortfall is either withheld from the seller’s next purchase advance, replaced by the seller with new receivables in an amount equal to the delinquent receivables or charged to the bad debt reserve of the seller. Therefore, there were no delinquent receivables on the Company’s books as of March 31, 2003 and December 31, 2002. After the batch is closed, the seller is charged back a withholding of the next purchase advance to make up the shortfall against the seller’s bad debt reserves or the seller substitutes a new receivable for the delinquent receivable.  Since the seller is obligated to sell receivables on a forward moving basis (i.e. recurring) there is sufficient offset capability to cover most of the risk to collection shortfall.  If the seller no longer offers or is not required to sell receivables to the Company and a shortfall exists for a batch of receivables, it is the Company’s policy to pursue all related collection activity to recover collections of the ENR amount.  When a seller substitutes a receivable, no adjustment is made to the discount fee. There were no substitutions of receivables during the periods ended March 31, 2003, and December 31, 2002.

Commissions:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the three months ended March 31, 2003 and 2002, the Company capitalized commissions of $574,686 and $1,505, respectively, and amortized $471,091 and $87, respectively.

Fair Value of Financial Instruments:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents which approximate fair value) and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

Income Taxes:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For Federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 37% of net income before taxes. For the periods ending March 31, 2003 and 2002, the Company’s income tax benefit was $364,871 and $25,468, respectively.  There were no temporary differences between book and tax bases of various liabilities and assets that would give rise to any material deferred tax assets or liabilities.

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

	2003	2002

Federal income tax (benefit) at statutory rates	(34)%	(34)%
State income taxes (benefit), less federal income tax benefit	(6)	(6)
Total provision/(benefit)	(40)	(40)
Loss for which no tax benefit is available	3	3
NOL utilized	—	—
Total provision (benefit)	(37)%	(37)%

The income tax provision (benefit) is comprised of the following:

	2003	2002

Current - federal	$(364,871)	$(703,116)
Deferred - federal	—	—
Total provision (benefit)	$(364,871)	(703,116)

Recent Accounting Pronouncements:

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The

Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

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

3. Notes Receivable

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

	As of March 31, 2003	As of December 31, 2002
Physician-Client, 18%, interest only paid monthly, due July 1, 2003(1)	$300,000	$300,000
Skilled Nursing Facility, 16%, interest only paid monthly, due September 18, 2002(2)	745,000	745,000
Medical Group, 16%, interest only paid monthly, Various due dates (3)	5,572,385	4,294,127
Gross short term and long notes receivable	$6,617,385	$5,339,127
Less: deferred income on notes	53,389	62,000
Net short term and long term notes receivable	$6,563,996	$5,277,127

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

4. Deferred Offering Costs

Deferred Offering Costs consist of costs incurred for the Company’s registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission, which was declared effective February 6, 2001. These costs are amortized over the weighted term of the securities using the interest method. For the three months ended March 31, 2003 and 2002, the Company paid and capitalized deferred offering costs of $54,978 and $10,250, respectively, and amortized $29,768 and $31,397, respectively. The amortization was included in the interest expense during the applicable period.

5. Notes Payable

The Company issues notes, secured by medical receivables, for cash through several broker-dealers as filed on its registration statement with the Securities and Exchange Commission. These notes consist of the following:

	Rate	Maturity Date	March 31, 2003	December 31, 2002
Class A	9.00%	1 year from issuance date	$4,584,000	$4,606,000
Class A	8.00%	1 year from issuance date	13,481,000	12,429,000
Class B	9.75%	2 years from issuance date	3,163,000	3,258,000
Class B	8.75%	2 years from issuance date	9,774,000	8,443,000
Class C	10.25%	3 years from issuance date	2,650,000	2,650,000
Class C	9.25%	3 years from issuance date	8,189,000	5,007,000
Class D	10.75%	4 years from issuance date	3,247,000	3,267,000
Class D	9.75%	4 years from issuance date	12,569,000	12,549,000
Total face value of notes payable			$57,657,000	$52,209,000
Less unamortized offering costs and commissions			(2,771,299)	(2,681,375)
			54,885,701	49,527,625
Less current maturities			23,651,000	21,295,000
			$31,234,701	$28,232,625

The maturities of notes payable as of March 31, 2003 are as follows:

2003	$17,934,000
2004	15,128,000
2005	9,885,000
2006	14,710,000
$57,657,000

As of March 31, 2003, the Company’s notes were secured by medical receivables with an expected net receivable outstanding balance of $54,310,379, by notes receivable of $6,617,385, and by cash and cash equivalents of $1,734,961, for a total collateral amount of $62,662,725.

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

7. Medical Receivables

The following table shows the expected net receivable amount of the Company’s receivables purchased from third parties and purchased from affiliates during the three months ended March 31, 2003 and from inception to March 31, 2003.

	For the three months ended March 31, 2003	From inception to March 31, 2003
Direct purchases from third parties during the period	$6,221,107	$41,991,840
Purchases from affiliates during the period	6,599,710	48,815,146
Total purchases during the period	$12,820,817	$90,806,986

As of March 31, 2003, the Company had an outstanding ENR balance, net of collections, of $55,110,504. The following table reconciles the ENR amounts to the medical receivable oustanding on the balance sheet.

	For the three months ended March 31, 2003	From inception to March 31, 2003
ENR purchased	$12,820,817	$90,806,986
Less: collections	9,630,025	44,331,012
Plus: excess collections due and paid to seller	138,136	800,126
ENR balance	3,328,928	47,276,204
Less: deferred purchase price on purchases	1,135,974	6,662,280
Gross medical receivable	2,192,954	$40,613,924
Less: net change in discount reserve	(269,700)	7,612,259
Plus: beginning balance	30,539,011	0
Net medical receivable	$33,001,665	$33,001,665

As of March 31, 2003 and December 31, 2002, the Company’s medical receivables included Medicare and Medicaid claims of $2,763,366 or 5.0%, and  $4,822,347, or 8.9%, respectively of the total ENR balance of the receivables.

The following table shows a roll-forward summary of the deferred seller’s reserve account from inception to March 31, 2003 and for the three months ending March 31, 2003.

	For the three months ended March 31, 2003	From inception to March 31, 2003
Beginning Balance	$536,117	$0
Plus: deferred purchases	1,557,317	6,662,280
Less: withholdings applied to collections	307,875	990,255
Less: unidentified collections applied	1,028,164	4,402,711
Less: collections remitted to seller	219,384	731,303
Ending Balance	$538,011	$538,011

From inception to March 31, 2003, $731,303 was remitted to the sellers from the seller reserve accounts. The amounts remitted were as follows:

Amounts Remitted to Sellers
July 1, 2001 though September 30, 2001	$60,862
October 1, 2001 though December 31, 2001	156,196
January 1, 2002 though March 31, 2002	20,509
April 1, 2002 though June 30, 2002	51,071
July 1, 2002 though September 30, 2002	157,231
October 1, 2002 through December 31, 2002	66,050
January 1, 2003 through March 31, 2003	219,384
Total remitted to sellers	$731,303

As of March 31, 2003 and December 31, 2002, $69,822 and $150,070, respectively, was due to sellers from the seller’s reserve accounts.

8. Related Party Transactions

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

For the three months ended March 31, 2003 and 2002, MCC was compensated for administration of the healthcare receivables which the Company purchased in the amounts of $263,253 and $407,124, respectively. For the three months ended March 31, 2003 and 2002,  MTS was compensated for servicing the Company’s receivables in the amounts of $54,094 and $25,524, respectively.

For the three months ended March 31, 2003 and 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $3,354,365, respectively, for which it paid a consideration of $1,239,904 and $3,015,141, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings (“MCH”) and its affiliates. MCH has a revolving credit line with a U.S. bank, which allows MCH to purchase accounts receivable from a seller. Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by MCH. For these inter-company sales, the receivables are sold to the Company at a price generally equal to 85-95% of the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable. MCH’s costs, including interest charges are included in the purchase price. To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by MCH. Medical Capital Corporation (“MCC”) makes the determination as to whether the Company purchases receivables from the Company’s affiliates or directly from the seller. MCC may also direct the sale of receivables from one of the Company’s affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company’s investment portfolio. When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that the affiliate owned, including reserve amounts. Moreover, the Company purchases medical receivables from direct sellers or affiliates of the Company at fair value.  Consequently, management believes that the Company’s results of operations are not impacted whether the Company purchases receivables directly from the seller or from one of the Company’s affiliates.

9. Trustee Fees

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all of the Company’s Series I notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. For the three months ended March 31, 2003 and 2002, the Company prepaid trustee fees of $0 and $54,292, respectively, and amortized trustee fees of $14,816 and $14,188, respectively.

10. Earnings Per Share

The Company computes net earnings per share following SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common equivalent shares outstanding during the period. As of March 31, 2003 and December 31, 2002, there were no common stock equivalents.

11. Significant Agreements

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2003

(Unaudited)

Management’s discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the Financial Statements and related Notes thereto.

Overview

Expected Net Receivable.  Through the Company’s underwriting process it determines an amount for each receivable that it expects to be collectable, which is referred to as the expected net receivable, or ENR.  This amount is often less than the stated face amount of the receivable and never more than the stated face amount.  All of the Company’s other calculations related to receivables are based on the ENR of the receivable, not the face amount of the receivable. The following are aging tables of the Company’s healthcare receivables on the ENR basis as of March 31, 2003, and for December 31, 2002:

As of March 31, 2003 Aging In Days(1)	Receivables In Open Batches(2a)	Uncollected Receivables (Assigned A Value Of Zero)(3)	Total Receivables
0-60	$11,950,298	$0	$11,950,298
61-120	13,859,849	0	13,859,849
121-180	7,681,183	133,887	7,815,070
181-240	9,132,530	260,001	9,392,531
241-270	3,164,520	116,866	3,284,386
271-360	4,232,627	379,094	4,611,721
Over 360	1,320,154	2803,030	4,123,184
Total ENR	$51,341,161	$3,692,878	$55,037,039

As of December 31, 2002 Aging In Days(1)	Receivables In Open Batches(2b)	Uncollected Receivables (Assigned A Value Of Zero)(3)	Total Receivables
0-60	$22,777,125	$0	$22,777,125
61-120	12,675,015	0	12,675,015
121-180	10,196,440	139,934	10,336,374
181-240	6,827,107	407,032	7,234,139
241-270	1,359,658	635,409	1,995,067
271-360	1,086,371	1,792,174	2,878,545
Over 360	307,004	1,287,382	1,594,386
Total ENR	$55,228,720	$4,261,931	$59,490,651

(1)   The aging of the receivable is the number of days that have elapsed from the date of billing by the provider as averaged at the time of the purchase of the batch of receivables.

(2a)  The table reflects reports as of the determination dates.  These reports do not reflect un-posted cash, interim purchases and interim collections, which amounted to $3,769,343 on March 31, 2003.

(2b)  The table reflects reports as of the determination dates.  These reports do not reflect un-posted cash, interim purchases and interim collections, which amounted to $3,980,938 on December 31, 2002.

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

Usually, within a period determined by the Company from the date of purchase (depending on the contractual terms in each seller’s agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable.  At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller and/or withholds a portion of the advance on the next purchase of receivables from that seller.  Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it.  If the receivable is subsequently collected, the Company allocates those collections to the seller’s reserve account under the terms of its purchase agreement with the seller. As of March 31, 2003 and December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was  $68,822 and $150,070, respectively.

Discount Reserve.  This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables after the full collection of the net advances. The Company anticipates the receivables on which these reserves are based to be collectable, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company. Once a batch of receivables, grouped by a fiscal quarter, is fully collected to the ENR amount, the Company recognizes the seller’s forfeited deferred purchase price as part of its discount revenue. As of March  31, 2003 and December 31, 2002, this reserve was $7,342,559 and $7,612,259, respectively.

Bad Debt Reserve for Losses.  The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management.  The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management’s evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 90-270 days.  Accordingly, charge-offs are not expected to be material to the Company’s financial position or results of operations. During the three months ended March  31, 2003  and 2002, no reserves for losses were needed.

Results of Operations for the Three Months Ended March 31, 2003 and 2002.

Revenues.  The Company formally began operations after the registration statement, relating to its public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001.  For the three months ended March 31, 2003, the Company purchased medical receivables carrying an estimated net realizable value (“ENR”) of $12,820,817 and earned discount fees on these purchases of $1,151,861, including related party discount fees of $0 from its Parent and affiliates. During the same period, the Company also earned $14,998 in administration income.

For the three months ended March 31, 2002, the Company purchased medical receivables carrying an estimated net realizable value (“ENR”) of $8,432,415 and earned discount fees on these purchases of $902,243, including related party discount fees of $479,555 from its Parent and affiliates. During the same period, the Company did not earn any administration income.

As of March 31, 2003 the Company held $7,342,559 in discount reserves which reduced its discount revenue.  The Company anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period. A summary of the changes in the discount reserve for the company from inception to March 31, 2003, on a gross basis is as follows:

	For three months ended March 31, 2003	For three months ended March 31, 2002	Inception to March 31, 2003
Beginning Balance	$1,243,000	$195,836	$0
Deferred income on purchases	802,252	422,688	8,923,002
Less: amortized deferred income	1,071,952	353,524	7,949,702
Ending Balance	$973,300	$265,000	$973,300

Gross Profit. The gross profit during the three months ended March 31, 2003 was $1,173,306, which arose from gross discount revenues of $1,151,861 less the change in discount reserves of $(269,700), plus $14,998 in administration income, less the administration expense incurred of $263,253. The administration expense, related party, was 2.1% of the total ENR of purchases.

The gross profit during the three months ended March 31, 2002 was $495,119, which arose from gross discount revenues of $971,407, less the change in discount reserves of $69,164, and administration expense incurred of $407,124. The administration expense, related party, was 4.8% of the total ENR.

Operating Expenses.  The Company’s total operating expenses for the three months ended March 31, 2003, were $2,159,443. Expenses consisted primarily of $1,752,258 in interest expense, which consists of interest expense of $1,444,347 plus amortized commissions of $497,458 and amortized deferred offering cost of $29,768 less interest earned of $219,315. Interest earned included $214,527 on the Company’s gross receivables of $6,117,385 from various medical providers, and $4,788 on cash and cash equivalents. The Company also incurred $153,093 in travel and entertainment expenses, professional services of $51,720, service fees of $54,094 (related party), and legal fees of $58,552.

For the three months ended March 31, 2002, the Company’s total operating expenses were $836,495. Expenses consisted primarily of $596,173 in interest expense, which consists of interest expense of $547,065 plus amortized commissions of $192,191 and amortized deferred offering cost of $31,391 less interest earned of $174,480. Interest earned included $163,301 on the Company’s notes receivables of $4,045,000 from various medical providers, and $11,179 on cash and cash equivalents. The Company also incurred $88,731 in advertising expense, which is expensed as incurred, professional services of $69,647, service fees of $25,524 (related party), and legal fees of $21,023.

Income Tax Benefit.  For the three months ended March 31, 2003 and 2002, the benefit for income taxes was $364,871 and $25,468 respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

Net Income or Loss.  The Company had a net loss of $621,266 or basic and diluted net loss per common share of $310.63 for the three months ended March 31, 2003. The net loss of the Company resulted primarily from gross profit of $1,173,306 on the purchase of medical receivables being less than administration and operating expenses. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company offered at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues. The Company anticipates greater sales of its notes in 2003 and expects revenues and profit margin to rise in 2003.

For the three months ended March 31, 2002, the Company had a net loss of $315,908 or basic and diluted net loss per common share of $157.95.

Due to numerous economic, competitive and regulatory risks, any or all of which may have a material adverse impact upon the Company’s operations, there can be no assurance that it will be able to successfully purchase healthcare receivables and/or acquire a business which generates significant revenues or achieves a level of profits which will permit the Company to pay the interest and principal payments on notes when due.

Liquidity and Capital Resources

During the three months ended March 31, 2003, the Company received $6,941,000 in cash from the issuance of secured notes by the Company on its public offering, and received collections on medical receivables of $9,630,025. During the same period, the Company used $10,837,962 of these funds to purchase medical receivables, $1,278,258 to fund secured loans to medical providers, and had $1,493,000 in notes mature and not reinvest. As of March 31, 2003, the Company maintained $1,734,961 in cash and cash equivalents, which it seeks to utilize in purchasing additional medical receivables and in the acquisition of other possible investments.

From the Company’s inception on August 4, 2000 to March 31, 2003, the Company has received $60,836,000 from the sale of its notes, and received $36,496,608 in collections on medical receivables. Over the same period, the Company used $78,769,332 to purchase medical receivables, and made cash loans on secured property of $6,617,385 to medical providers. The Company has had $3,179,000 in notes that have matured and not reinvested since inception.

The Company’s management consists of officers and employees employed by Medical Capital Corporation. Their salaries and benefits are paid by Medical Capital Corporation.

Related Party Transactions

The Medical Capital Holdings Group has substantial experience and success in identifying and evaluating healthcare providers desiring to sell their healthcare receivables. The Company uses the services and expertise of Medical Capital Holdings and its subsidiaries to purchase healthcare receivables. It has entered into contracts with MCC and MTS, affiliated companies, to provide the appropriate system for purchasing and tracking its healthcare receivables. Reimbursement for these services approximates the costs to these affiliated entities which management believes equals the prevailing market rates for comparable services of this nature.

For the three months ended March 31, 2003 and 2002, MCC was compensated for administration of the healthcare receivables which the Company purchased of $263,253 and $407,124, respectively. For the three months ended March 31, 2003 and 2002, and MTS was compensated for servicing the Company’s receivables of $54,094 and $25,524, respectively.

For the three months ended March 31, 2003 and 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $3,354,365, respectively, for which it paid a consideration of $1,239,904 and $3,015,141, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).

As a normal course of business, initial purchase relationships may occur between the seller and Medical Capital Holdings (“MCH”) and its affiliates. MCH has a revolving credit line with a U.S. bank, which allows MCH to purchase accounts receivable from a seller. Then, once the Company has funds available, the receivables as well as the rights, title and interest in the contractual relationship between the seller and parent are sold to the Company by MCH. For these inter-company sales, the receivables are sold to the Company at a price generally equal to 85-95% of the sum of the total amount advanced to the seller of the receivable plus the discount fee, less any collections already received on the receivable. MCH’s costs, including interest charges are included in the purchase price. To the extent the Company has sufficient funds available, the Company will purchase receivables directly from a seller without first being purchased by MCH. Medical Capital Corporation (“MCC”) makes the determination as to whether the Company purchases receivables from the Company’s affiliates or directly from the seller. MCC may also direct the sale of receivables from one of the Company’s affiliates to the Company, or from the Company to one of its affiliates as a method of asset/liability management and to attempt to maintain diversification in the Company’s investment portfolio. When the Company purchases receivables from its affiliates, it purchases all rights, title and interest in the receivable that the affiliate owned, including reserve amounts. Moreover, the Company purchases medical receivables from direct sellers or affiliates of the Company at fair value.  Consequently, management believes that the Company’s results of operations are not impacted whether the Company purchases receivables directly from the seller or from one of the Company’s affiliates.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers”. This

Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations.

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

Critical Accounting Policy and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, financing operations and contingencies and litigation.  The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of specific assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful medical receivables, accruals for other costs, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Risks are involved in calculating the discount fee reserve based on judgments made by the underwriting team in determining the average discount fee (approximately 7.5%) to be charged to the medical provider and information obtained and analyzed to assess the financial risk involved in purchasing that medical provider’s receivables based on relevant operating, historical and financial data.  The Company also evaluate trends in healthcare and other relevant sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average seller balances, reserve account balances and real estate collateral valuations, if any. A significant variation, particularly longer periods from the contractual service and collection period, would impact the ability to recognize deferred revenues and hence impact our results of operations. In addition, any changes in the subjective estimated items mentioned above may impact our results of operations significantly. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company has no market risk sensitive instruments.

Item 4. Controls and Procedures.

Our principal executive officer, principal financial officer, and principal operating officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer, principal financial officer, and principal operating officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal operating officer as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                (a)           Exhibits.

                                31.1         Rule 13a-14(a)/15d-14(a) Certification.

                                31.2         Rule 13a-14(a)/15d-14(a) Certification.

                                31.3         Rule 13a-14(a)/15d-14(a) Certification.

                                32.1         Section 1350 Certification.

                                32.2         Section 1350 Certification.

                                32.3         Section 1350 Certification.

                (b)           Reports on Form 8-K.

The registrant did not file any reports on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICAL CAPITAL MANAGEMENT, INC.

Date: March 29, 2004	By	/s/ Sidney M. Field
Sidney M. Field, President, Chief Executive Officer and Director

Date: March 29, 2004	By	/s/ Alan Meister
Alan Meister, Chief Accounting Officer and Treasurer
(Chief Financial Officer)

Exhibit Index

                31.1         Rule 13a-14(a)/15d-14(a) Certification.

                31.2         Rule 13a-14(a)/15d-14(a) Certification.

                31.3         Rule 13a-14(a)/15d-14(a) Certification.

                32.1         Section 1350 Certification.

                32.2         Section 1350 Certification.

                32.3         Section 1350 Certification.