Form 10-Q
period 2003-09-30
MEDICAL CAPITAL MANAGEMENT INC
filed 2004-03-29
CIK 1122504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 2,000 shares of the registrant’s sole class of common stock issued and outstanding.

Medical Capital Management, Inc.

Form 10-Q

MEDICAL CAPITAL MANAGEMENT, INC.

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,286	$1,494,002
Medical receivables, net of discount reserves of $6,633,658	21,681,572	30,539,011
Receivable from Parent and affiliates, net	8,264,005	6,671,753
Account receivables	—	36,755
Prepaid trustee fee	20,583	4,524
Notes receivable – short term	1,045,000	1,045,000
Total current assets	32,020,446	39,791,045

Notes receivable – long term, net of deferred income on notes of $43,056	5,529,302	4,232,127
Total assets	$37,549,748	$44,023,172

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accrued expenses – trade	$202,374	$108,193
Due to medical providers	23,884	150,070
Interest payable, net	193,834	399,798
Notes payable – current	17,330,000	21,295,000
Total current liabilities	17,750,092	21,953,061

Notes payable – long term, net of deferred offering costs of $193,196 and commissions of $1,845,272	26,301,532	28,232,625
Total liabilities	$44,051,624	50,185,686

STOCKHOLDER’S DEFICIT
Preferred stock – par value $0.01 (10,000 shares authorized, no shares issued and outstanding)	—	—
Common stock – par value $0.01 (10,000 shares authorized, 2,000 shares issued and outstanding)	20	20
Additional paid-in capital	—	—
Accumulated deficit	(6,501,897)	(6,162,534)
Total stockholder’s deficit	(6,501,877)	(6,162,514)
Total liabilities and stockholder’s deficit	$37,549,748	$44,023,172

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF INCOME (OPERATIONS)

	Nine months ended September 30,		Three months ended September 30,
	2003 (unaudited)	2002 (unaudited)	2003 (unaudited)	2002 (unaudited)
DISCOUNT REVENUES:
Discount fees, net of change in discount reserves $978,601, including related party fees of $608,813	$5,337,749	$3,632,940	$2,359,166	$1,669,932
Administrative income	27,803	9,120	3,454	9,120
Total revenues	5,365,552	3,642,060	2,362,620	1,679,052
COST OF REVENUES:
Administration expense, related party	609,754	780,453	50,402	302,245
GROSS PROFIT	4,755,798	2,861,607	2,312,218	1,376,807

OPERATING EXPENSES:
Interest expense, net	4,365,784	2,566,252	1,082,956	1,107,894
Professional services	247,698	241,671	55,879	56,787
Travel and entertainment	190,282	124,320	15,238	53,850
Service fees, related party	129,783	207,713	27,878	72,425
Legal expenses	128,661	135,833	28,165	31,304
Bank charges	104,254	40,343	30,295	35,867
Trustee fees	45,771	36,195	15,518	13,573
Advertising	27,450	284,539	2,000	96,020
Directors’ fees	33,000	33,000	11,000	11,000
Occupancy	12,607	8,157	—	—
Copying and printing	8,831	40,786	699	12,326
Investor relations fees, related party	—	142,591	—	76,057
Sales commissions, related party	—	102,108	—	22,344
Management fees, related party	—	126,000	—	—
Other	347	12,318	311	7,767
Total operating expenses	5,294,468	4,101,826	1,269,939	1,597,214

INCOME (LOSS) BEFORE TAXES	(538,670)	(1,240,219)	1,042,279	(220,407)
Provision (benefit) for income tax, related party	(199,307)	(25,468)	385,644	—
NET INCOME (LOSS)	$(339,363)	$(1,214,751)	$656,635	$(220,407)
Weighted average number of common shares outstanding — basic and diluted	2,000	2,000	2,000	2,000

Net loss per common share — basic and diluted	$(169.68)	$(607.38)	$(328.32)	$(110.20)

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2003	Nine months ended September 30, 2002
	(unaudited)	(unaudited)

Cash flows used for operating activities:
Net income (loss)	$(339,363)	$(1,214,747)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of deferred offering costs and commissions	1,401,309	865,947
Amortization of prepaid trustee fee	45,771	36,195
Changes in assets and liabilities:
Increase in medical receivables	8,857,439	(23,048,234)
Increase in interest receivable	(165,840)	42,660
Increase in due from (to) Parent and affiliates	(1,592,252)	(127,136)
Increase in accounts receivable	36,755	(15,605)
Increase in prepaid trustee fees	(61,830)	(54,292)
Increase in accrued expenses – trade	94,181	(440)
Increase in due to medical providers	(126,186)	—
Increase in interest payable	(40,122)	192,893
Net cash provided (used) for operations	8,109,862	(23,322,759)

Cash flows used for investing activities:
Increase in notes receivables	(1,297,175)	—
Net cash provided (used) for investing activities	(1,297,175)	—

Cash flows from financing activities:
Proceeds from issuance of debt, net	(6,339,000)	25,557,000
Payments on offering costs and commissions	(938,402)	(2,058,076)
Payment of dividend, related party	—	(1,250,000)
Proceeds from sale of common stock	—	—
Proceeds from paid-in capital	—	—
Net cash provided (used) by financing activities	(7,297,402)	22,248,924
Net decrease in cash and cash equivalents	(484,715)	(1,073,835)
Cash and cash equivalents at beginning of year	1,494,001	2,093,897
Cash and cash equivalents at end of year	$1,009,286	$1,020,062

Supplemental disclosure of cash flow items:
Income taxes paid	$—	$—
Interest paid	$3,739,638	$2,237,658

The accompanying notes form an integral part of these financial statements.

MEDICAL CAPITAL MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

This discount revenue is deferred into a “discount reserve” that the Company continually updates, and is recognized upon collection for amounts in excess of the net advance on a per client basis. The Company anticipates the receivables upon which these reserves are based to be fully collectable. Therefore, this reserve is considered a timing adjustment. As of September 30, 2003 and December 31, 2002, this reserve was $6,633,658 and $7612,259, respectively.

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

Provider Concentration:

As of September 30, 2003 and December 31, 2002, medical receivables purchased by the Company from four providers amounted to approximately 93.7% and 74%, respectively, of the outstanding balance of the total receivables due to the Company. MCM had no other relationships, contractual or otherwise, with these providers.

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

Usually, within a period determined by the Company from the date of purchase (depending on the contractual terms in each seller’s agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable.  At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller and/or withholds a portion of the advance on the next purchase of receivables from that seller.  Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it.  If the receivable is subsequently collected, the Company allocates those collections to the seller’s reserve account under the terms of its purchase agreement with the seller. As of September 30, 2003 and December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was  $23,884 and $150,070, respectively.

Discount Reserve.  This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables after the full collection of the net advances. The Company anticipates the receivables on which these reserves are based to be collectable, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company. Once a batch of receivables, grouped by a fiscal quarter, is fully collected to the ENR amount, the Company recognizes the seller’s forfeited deferred purchase price as part of its discount revenue. As of September 30, 2003 and December 31, 2002, this reserve was $6,633,658, and $7,612,259, respectively.

Bad Debt Reserve for Losses.  The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management.  The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management’s evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 90-270 days.  Accordingly, charge-offs are not expected to be material to the Company’s financial position or results of operations. During the nine months ended September 30, 2003 and 2002, no reserves for losses were needed.

Delinquent Receivables:

A delinquent receivable is determined as such when the contracted period (collection service life) has expired and there remains a balance shortfall to the ENR amount of the batch of receivables.  The shortfall is determined on a batch basis. Once a batch is closed and it is determined that a shortfall exists, the value of the delinquent receivable is reduced to zero. The amount of the shortfall is either withheld from the seller’s next purchase advance, replaced by the seller with new receivables in an amount equal to the delinquent receivables or charged to the bad debt reserve of the seller. Therefore, there were no delinquent receivables on the Company’s books as of September 30, 2003 and December 31, 2002. After the batch is closed, the seller is charged back a withholding of the next purchase advance to make up the shortfall against the seller’s bad debt reserves or the seller substitutes a new receivable for the delinquent receivable.  Since the seller is obligated to sell receivables on a forward moving basis (i.e. recurring) there is sufficient offset capability to cover most of the risk to collection shortfall.  If the seller no longer offers or is not required to sell receivables to the Company and a shortfall exists for a batch of receivables, it is the Company’s policy to pursue all related collection activity to recover collections of the ENR amount.  When a seller substitutes a receivable, no adjustment is made to the discount fee. There were no substitutions of receivables during the periods ended September 30, 2003, and December 31, 2002.

Commissions:

Commissions paid to outside and related parties in connection with the origination of medical receivables are expensed as incurred. Commissions incurred on the acquisition of investor funds (notes payable) are capitalized and amortized over the period the debt is outstanding using the interest method. For the nine months ended September 30, 2003 and 2002, the Company capitalized commissions of $592,361 and $2,717,152, respectively, and amortized $1,295,389 and $1,125,830 respectively.

Fair Value of Financial Instruments:

Unless otherwise indicated, the fair value of all reported assets (except for cash and cash equivalents which approximate fair value) and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such accounts.

Income Taxes:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets or liabilities result from temporary differences when certain income or expense amounts are recognized or deducted for financial statement purposes in a different reporting period than when they are recognized or deducted for income tax purposes. For Federal and state income tax purposes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability approximating the separate return method, estimated at 37% of net income before taxes. For the periods ending September 30, 2003 and 2002, the Company’s income tax benefit was $199,307 and $25,468, respectively.  There were no temporary differences between book and tax bases of various liabilities and assets that would give rise to any material deferred tax assets or liabilities.

A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:

	2003	2002

Federal income tax (benefit) at statutory rates	(34)%	(34)%
State income taxes (benefit), less federal income tax benefit	(6)	(6)

Total provision/(benefit)	(40)	(40)
Loss for which no tax benefit is available	3	3
NOL utilized	—	—

Total provision (benefit)	(37)%	(37)%

The income tax provision (benefit) is comprised of the following:

	2003	2002

Current - federal	$(199,307)	$(703,116)
Deferred - federal	—	—

Total provision (benefit)	$(199,307)	(703,116)

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

3. Notes Receivable

The Company entered into agreements with three medical providers whereby the Company provided cash loans, which are secured by real property. These notes receivables are as follows:

	As of September 30, 2003	As of December 31, 2002
Physician-Client, 18%, interest only paid monthly, due July 1, 2003(1)	$300,000	$300,000
Skilled Nursing Facility, 16%, interest only paid monthly, due September 18, 2002(2)	745,000	745,000
Medical Group, 16%, interest only paid monthly, Various due dates (3)	5,572,358	4,294,127
Gross short term and long notes receivable	$6,617,358	$5,339,127
Less: deferred income on notes	43,056	62,000
Net short term and long term notes receivable	$6,574,302	$5,277,127

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

4. Deferred Offering Costs

Deferred Offering Costs consist of costs incurred for the Company’s registration of debt securities on Form SB-2 as filed with the Securities and Exchange Commission, which was declared effective February 6, 2001. These costs are amortized over the weighted term of the securities using the interest method. For the nine months ended September 30, 2003 and 2002, the Company paid and capitalized deferred offering costs of $135,713 and $49,130, respectively, and amortized $36,626 and $127,145, respectively. The amortization was included in the interest expense during the applicable period.

5. Notes Payable

The Company issues notes, secured by medical receivables, for cash through several broker-dealers as filed on its registration statement with the Securities and Exchange Commission. These notes consist of the following:

	Rate	Maturity Date	September 30, 2003	December 31, 2002
Class A	9.00%	1 year from issuance date	$923,000	$4,606,000
Class A	8.00%	1 year from issuance date	7,698,000	12,429,000
Class B	9.75%	2 years from issuance date	820,000	3,258,000
Class B	8.75%	2 years from issuance date	9,774,000	8,443,000
Class C	10.25%	3 years from issuance date	2,650,000	2,650,000
Class C	9.25%	3 years from issuance date	8,189,000	5,007,000
Class D	10.75%	4 years from issuance date	3,247,000	3,267,000
Class D	9.75%	4 years from issuance date	12,247,000	12,549,000
Total face value of notes payable			$45,870,000	$52,209,000
Less unamortized offering costs and commissions			(2,238,468)	(2,681,375)
			43,631,532	49,527,625
Less current maturities			17,330,000	21,295,000
			$26,301,532	$28,232,625

The maturities of notes payable as of September 30, 2003 are as follows:

2003	$5,732,000
2004	15,311,000
2005	10,077,000
2006	14,750,000
$45,870,000

As of September 30, 2003, the Company’s notes were secured by medical receivables with an expected net receivable outstanding balance of $41,168,677, by gross notes receivable of $6,617,358, and by cash and cash equivalents of $1,009,286, for a total collateral amount of $48,795,321.

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

7. Medical Receivables

The following table shows the expected net receivable amount of the Company’s receivables purchased from third parties and purchased from affiliates during the nine months ended September 30, 2003 and from inception to September 30, 2003.

	For the nine months ended September 30, 2003	From inception to September 30, 2003
Direct purchases from third parties during the period	$20,883,750	$60,010,386
Purchases from affiliates during the period	6,599,710	48,815,146
Total purchases during the period	$27,483,460	$108,825,532

As of September 30, 2003, the Company had an outstanding ENR balance, net of collections, of $41,168,677. The following table reconciles the ENR amounts to the medical receivable oustanding on the balanc+e sheet.

	For the six months ended September 30, 2003	From inception to September 30, 2003
ENR purchased	$30,839,363	$108,825,532
Less: collections	40,127,663	75,760,855
Plus: excess collections due and paid to seller	1,053,093	1,956,338
ENR balance	(8,235,207)	35,021,015
Less: deferred purchase price on purchases	1,600,833	6,705,785
Gross medical receivable	(9,836,040)	$28,315,230
Less: net change in discount reserve	(978,601)	6,633,658
Plus: beginning balance	30,539,011	0
Net medical receivable	$21,681,572	$21,681,572

As of September 30, 2003 and December 31, 2002, the Company’s medical receivables included Medicare and Medicaid claims of $1,388,321 or 3.8%, and  $4,822,347, or 8.9%, respectively of the total ENR balance of the receivables.

From inception to September 30, 2003, $1,960,096 was remitted to the sellers from the seller reserve accounts. The amounts remitted were as follows:

Amounts Remitted to Sellers
July 1, 2001 though September 30, 2001	$60,862
October 1, 2001 though December 31, 2001	156,196
January 1, 2002 though March 31, 2002	20,509
April 1, 2002 though June 30, 2002	51,071
July 1, 2002 though September 30, 2002	157,231
October 1, 2002 through December 31, 2002	66,050
January 1, 2003 through March 31, 2003	219,384
April 1, 2003 through June 30, 2003	652,816
July 1, 2003 through September 30, 2003	575,977
Total remitted to sellers	$1,960,096

As of September 30, 2003 and December 31, 2002, $23,884 and $150,070, respectively, was due to sellers from the seller’s reserve accounts.

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

For the nine months ended September 30, 2003 and 2002, MCC was compensated for administration of the healthcare receivables which the Company purchased in the amounts of $609,754 and $780,453, respectively. For the nine months ended September 30, 2003 and 2002, MTS was compensated for servicing the Company’s receivables in the amounts of $129,783 and $207,713, respectively.

For the nine months ended September 30, 2003 and 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $10,289,012, respectively, for which it paid a consideration of $1,239,904 and $9,091,952, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).  For the nine months ended September 30, 2003 and 2002, the Company sold medical receivables of various providers from its Parent and affiliates with a book value of $11,407,066 and $0, respectively, for which it received a consideration of $12,035,879 and $0, respectively, in cash.

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

9. Trustee Fees

The Company pledges collateral to an independent bank trustee. The pledged collateral secures all of the Company’s Series I notes, regardless of when the collateral was acquired or when the notes were issued. The fees to the trustee are prepaid on an annual basis and amortized monthly. For the nine months ended September 30, 2003 and 2002, the Company prepaid trustee fees of $61,830 and $54,292, respectively, and amortized trustee fees of $45,771 and $36,195, respectively.

10. Earnings Per Share

The Company computes net earnings per share following SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common equivalent shares outstanding during the period. As of September 30, 2003 and December 31, 2002, there were no common stock equivalents.

11. Significant Agreements

The Company has entered into several broker-dealer agreements for the purpose of offering, selling, and distributing certain secured notes of the Company on a best efforts basis. The effective term of each of the broker-dealer agreements is generally for one year.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2003

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

As of September 30, 2003 Aging In Days(1)	Receivables In Open Batches(2a)	Uncollected Receivables (Assigned A Value Of Zero)(3)	Total Receivables
0-60	$7,754,744	$0	$7,754,744
61-120	7,698,601	0	7,698,601
121-180	5,080,239	0	5,080,239
181-240	8,654,363	1,204,985	9,859,348
241-270	8,269,380	771,663	9,041,043
271-360	4,076,451	2,001,540	6,077,991
Over 360	3,150,736	505,730	3,656,466
Total ENR	$44,684,514	$4,483,918	$49,168,432

As of December 31, 2002 Aging In Days(1)	Receivables In Open Batches(2b)	Uncollected Receivables (Assigned A Value Of Zero)(3)	Total Receivables
0-60	$22,777,125	$0	$22,777,125
61-120	12,675,015	0	12,675,015
121-180	10,196,440	139,934	10,336,374
181-240	6,827,107	407,032	7,234,139
241-270	1,359,658	635,409	1,995,067
271-360	1,086,371	1,792,174	2,878,545
Over 360	307,004	1,287,382	1,594,386
Total ENR	$55,228,720	$4,261,931	$59,490,651

(1)   The aging of the receivable is the number of days that have elapsed from the date of billing by the provider as averaged at the time of the purchase of the batch of receivables.

(2a)  The table reflects reports as of the determination dates.  These reports do not reflect un-posted cash, interim purchases and interim collections, which amounted to $807,637 on September 30, 2003.

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

Usually, within a period determined by the Company from the date of purchase (depending on the contractual terms in each seller’s agreement), if the full ENR of the receivable has not been fully collected, the batch of receivables and the individual open receivable are considered to have a value of zero and/or replaced with a new receivable.  At the same time the Company assigns a receivable a value of zero, it offsets the uncollected portion against the seller reserve for that seller and/or withholds a portion of the advance on the next purchase of receivables from that seller.  Even though the receivable is assigned a value of zero, the Company continues to track the receivable and attempts to collect it.  If the receivable is subsequently collected, the Company allocates those collections to the seller’s reserve account under the terms of its purchase agreement with the seller. As of September 30, 2003 and December 31, 2002, the amount collected (for all sellers) in excess of their respective reserve accounts was  $23,884 and $150,070, respectively.

Discount Reserve.  This reserve is established by deferring discount income on medical receivables purchased from each seller and recognizing the discount income upon collection of the receivables after the full collection of the net advances. The Company anticipates the receivables on which these reserves are based to be collectable, however, if the Company does not collect the purchased receivables in the contractual period (as established between the seller and the Company) then the seller forfeits the deferred purchase price of the short-collected batch of receivables to the Company. Once a batch of receivables, grouped by a fiscal quarter, is fully collected to the ENR amount, the Company recognizes the seller’s forfeited deferred purchase price as part of its discount revenue. As of September 30, 2003 and December 31, 2002, this reserve was $6,633,658 and 7,612,259, respectively.

Bad Debt Reserve for Losses.  The bad debt reserve for losses on medical receivables is increased by provisions charged against operations and reduced by receivables charged off, as determined by management.  The reserve is maintained at a level considered adequate to provide for potential losses on medical receivables based on management’s evaluation. Under the terms by which the medical receivables are purchased, the Company has significant collateral, including substitution of receivables exceeding the contractual period ranging from 90-270 days.  Accordingly, charge-offs are not expected to be material to the Company’s financial position or results of operations. During the nine months ended September 30, 2003 and 2002, no reserves for losses were needed.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002.

Revenues.  The Company formally began operations after the registration statement, relating to its public offering of secured notes, was declared effective by the Securities and Exchange Commission, on February 6, 2001.  For the nine months ended September 30, 2003, the Company purchased medical receivables carrying an estimated net realizable value (“ENR”) of $27,483,460 and earned discount fees on these purchases of $5,337,749, including related party discount fees of $608,813 from its Parent and affiliates. During the same period, the Company also earned $27,803 in administration income.

For the nine months ended September 30, 2002, the Company purchased medical receivables carrying an estimated net realizable value (“ENR”) of $38,961,969 and earned discount fees on these purchases of $3,632,940, including related party discount fees of $1,197,060 from its Parent and affiliates. During the same period, the Company did not earn any administration income.

As of September 30, 2003 the Company held $6,633,658 in discount reserves which reduced its discount revenue. The Company anticipates the receivables upon which these reserves are based to be fully collectible and the discount fee to be earned within the provider contract period.

Gross Profit. The gross profit during the nine months ended September 30, 2003 was $4,755,798, which arose from gross discount revenues of $4,359,148 less the change in discount reserves of $(978,601), plus $27,803 in administration income, less the administration expense incurred of $609,754. The administration expense, related party, was 2.2% of the total ENR of purchases.

The gross profit during the nine months ended September 30, 2002 was $2,861,607, which arose from gross discount revenues of $3,741,224, less the change in discount reserves of $99,164, and administration expense incurred of $780,453. The administration expense, related party, was 2.0% of the total ENR.

Operating Expenses.  The Company’s total operating expenses for the nine months ended September 30, 2003, were $5,294,468. Expenses consisted primarily of $4,365,784 in interest expense, which consists of interest expense of $3,651,144 plus amortized commissions of $1,361,190 and amortized deferred offering cost of $40,119 less interest earned of $686,669. Interest earned included $680,459 on the Company’s gross note receivables of $6,617,358 from various medical providers, and $6,210 on cash and cash equivalents. The Company also incurred professional services of $247,698, travel and entertainment expenses of $190,282, service fees of $129,783 (related party), and legal fees of $128,661.

For the nine months ended September 30, 2002, the Company’s total operating expenses were $4,101,822. Expenses consisted primarily of $2,566,252 in interest expense, which consists of interest expense of $2,207,059 plus amortized commissions of $769,417 and amortized deferred offering cost of $96,530 less interest earned of $506,754. Interest earned included $481,952 on the Company’s gross notes receivables of $4,045,000 from various medical providers, and $24,802 on cash and cash equivalents. The Company also incurred advertising expense of $284,539, which is expensed as incurred, professional services of $241,671 service fees of $207,713 (related party), and legal fees of $135,833.

Income Tax Benefit.  For the nine months ended September 30, 2003 and 2002, the benefit for income taxes was $199,307 and $25,468 respectively. For Federal and state income taxes, the Company is consolidated with its Parent. The Company is allocated its share of the consolidated tax liability using the separate return method.

Net Income or Loss.  The Company had a net loss of $339,307 or basic and diluted net loss per common share of $169.68 for the nine months ended September 30, 2003. The net loss of the Company resulted primarily from using a slower recognition of income method and delays in obtaining approval of the Company’s new note offerings. The Company had anticipated greater year to date sales of its notes from its public offering, which the Company was to offer at attractive interest rates, thereby being able to purchase more medical receivables and earn greater revenues.

For the nine months ended September 30, 2002, the Company had a net loss of $1,214,751 or basic and diluted net loss per common share of $607.38.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company received $6,941,000 in cash from the issuance of secured notes by the Company on its public offering, and received collections on medical receivables of $40,127,663. During the same period, the Company used $21,523,479 of these funds to purchase medical receivables, $1,278,258 to fund secured loans to medical providers, and had $13,280,000 in notes mature and not reinvest. As of September 30, 2003, the Company maintained $1,009,286 in cash and cash equivalents, which it seeks to utilize in purchasing additional medical receivables.

From the Company’s inception on August 4, 2000 to September 30, 2003, the Company has received $60,836,000 from the sale of its notes, and received $67,656,855 in collections on medical receivables. Over the same period, the Company used $89,454,849 to purchase medical receivables, and made cash loans on secured property of $6,617,385 to medical providers. The Company has had $14,966,000 in notes that have matured and not reinvested since inception.

On July 7, 2003, the Company formally withdrew its pending registration statements from registration with the SEC. The registration statements were withdrawn due to market conditions causing the offering of the notes to no longer be economical to the Company. Therefore, the public offering of the Company's notes will no longer be a source of liquidity for the Company.

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

For the nine months ended September 30, 2003 and 2002, MCC was compensated for administration of the healthcare receivables which the Company purchased in the amounts of $609,754 and $780,453, respectively. For the nine months ended September 30, 2003 and 2002, MTS was compensated for servicing the Company’s receivables in the amounts of $129,783 and $207,713, respectively.

For the nine months ended September 30, 2003 and 2002, the Company purchased medical receivables of various providers from its Parent and affiliates with a book value of $1,239,904 and $10,289,012, respectively, for which it paid a consideration of $1,239,904 and $9,091,952, respectively, in cash with the balance included in the calculation of discount revenue earned and reserved (deferred).  For the nine months ended September 30, 2003 and 2002, the Company sold medical receivables of various providers from its Parent and affiliates with a book value of $11,407,066 and $0, respectively, for which it received a consideration of $12,035,879 and $0, respectively, in cash.

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